Form 10-Q
period 1996-05-04
CATHERINES STORES CORP
filed 1996-06-17
CIK 875194

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 4, 1996 or
                               -----------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File No.   000-19372
                    -------------

                  CATHERINES STORES CORPORATION
           -------------------------------------------
     (exact name of registrant as specified in its charter)

         Tennessee                         62-1350411
- -------------------------------         ------------------
(State or other jurisdiction of           (IRS Employer
incorporation or organization)          Identification No.)

      3742 Lamar Ave, Memphis, TN            38118
      -----------------------------------------------
 Address of principal executive offices)   (zip code)

Registrant's telephone number, including area code  (901) 363-3900
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

                     Yes  X      No
                        -----      -----
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

     As of June 5, 1996 there were 7,679,201 shares of Catherines
Stores Corporation common stock outstanding.



                  CATHERINES STORES CORPORATION

                            FORM 10-Q

                           May 4, 1996

                        Table of Contents

                                                       Page No.
                                                       --------

PART 1 -  FINANCIAL INFORMATION

          Consolidated Statements of Income                   3

          Consolidated Balance Sheets                         4

          Consolidated Statements of Cash Flows               5

          Notes to Consolidated Financial Statements         6-9

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations               10-11

PART 2 -  OTHER INFORMATION                                  12




Item 1.  Financial Statements

         CATHERINES STORES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME

                                        Thirteen weeks ended
                                     May 4, 1996  April 29, 1995
                                     -----------  --------------
Net sales                            $70,464,258    $67,858,177

Costs of sales, including buying
  and occupancy costs                 47,493,179     45,790,885
                                      ----------     ----------

Gross margin                          22,971,079     22,067,292

Selling, general and
  administrative expenses             18,769,070     17,718,077

Amortization of intangible
  assets                                 301,099        301,726
                                      ----------     ----------

Operating income                       3,900,910      4,047,489

Interest expense, net                    291,217        184,080
                                      ----------     ----------

Income before income taxes             3,609,693      3,863,409

Provision for income taxes             1,455,000      1,562,000
                                      ----------     ----------

Net income                           $ 2,154,693    $ 2,301,409
                                      ==========     ==========

Net income per common share          $      0.28    $      0.30
                                      ==========     ==========

Weighted average number of
  common shares outstanding            7,834,025      7,800,960
                                      ==========     ==========

           The accompanying notes are an integral part of these consolidated financial statements.




         CATHERINES STORES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                        May 4,      February 3,
                                         1996          1996
                                      -----------   -----------
ASSETS
Current Assets:
  Cash and cash equivalents          $  4,409,795   $  3,954,808
  Receivables                           4,959,742      3,780,937
  Merchandise inventory                56,940,961     50,077,984
  Prepaid expenses and other            4,168,746      3,536,617
  Deferred income tax asset               962,000        962,000
                                      -----------    -----------
    Total current assets               71,441,244     62,312,346
                                      -----------    -----------

Property and Equipment, at cost:
  Land                                    500,000        500,000
  Leasehold improvements               19,817,075     18,635,489
  Fixtures and equipment               22,702,161     21,316,361
  Equipment under capital leases        7,309,076      7,309,076
  Improvements in process               2,402,793      1,719,818
                                      -----------    -----------
                                       52,731,105     49,480,744
  Less accumulated depreciation
    and amortization                  (19,708,876)   (18,083,516)
                                      -----------    -----------
                                       33,022,229     31,397,228
                                      -----------    -----------
Other Assets and Deferred Charges,
  less accumulated amortization of
  $1,564,797 and $1,442,558 (Note 3)    3,174,051      3,299,862
Goodwill, less accumulated
  amortization of $3,734,371 and
  $3,555,510                           24,271,183     24,450,044
                                      -----------    -----------
                                     $131,908,707   $121,459,480
                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                   $ 30,114,698   $ 26,184,815
  Accrued expenses (Note 4)            12,089,565     11,870,012
  Current maturities of long-term
    bank and other debt                 3,097,816      3,045,734
                                      -----------    -----------
     Total current liabilities         45,302,079     41,100,561
                                      -----------    -----------

Long-Term Bank and Other Debt,
  less current portion (Note 5)        11,764,499      7,718,518
Deferred Income Taxes                     408,000        408,000
Stockholders' Equity (Note 7):
  Preferred stock, $.01 par value,
    1,000,000 shares authorized,
    none issued and outstanding             --             --
  Common stock, $.01 par value,
    50,000,000 shares authorized,
    7,679,201 and 7,673,174 shares
    issued and outstanding                 76,812         76,732
  Additional paid-in capital           50,005,063     49,958,108
  Retained earnings                    24,352,254     22,197,561
                                      -----------    -----------
     Total stockholders' equity        74,434,129     72,232,401
                                      -----------    -----------
                                     $131,908,707   $121,459,480
                                      ===========    ===========

             The accompanying notes are an integral
           part of these consolidated balance sheets.




         CATHERINES STORES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                        Thirteen weeks ended
                                     May 4, 1996  April 29, 1995
                                     -----------  --------------
Cash Flows from Operating Activities:
  Net income                         $ 2,154,693    $ 2,301,409
                                      ----------     ----------
  Adjustments to reconcile net
    income to net cash provided
    by operating activities--
      Depreciation and amortization    1,926,459      1,648,738
      Provision for losses on
       accounts receivable               126,822        158,851
      Change in other non-cash
        reserves                          68,159       (635,826)
      Change in current assets and
        liabilities (Note 2)          (4,719,456)    (1,265,513)
      Other                                3,573          4,521
                                      ----------     ----------
          Total adjustments           (2,594,443)       (89,229)
                                      ----------     ----------
          Net cash (used) provided
            by operating activities     (439,750)     2,212,180
                                      ----------     ----------
Cash Flows from Investing Activities:
  Capital expenditures                (3,250,361)    (2,425,175)
                                      ----------     ----------
          Net cash used by
            investing activities      (3,250,361)    (2,425,175)
                                      ----------     ----------
Cash Flows from Financing Activities:
  Sales of common stock                   47,035         55,856
  Proceeds from issuance of long-
    term bank and other debt           4,692,000      2,500,000
  Principal payments of long-term
    bank and other debt                 (593,937)      (729,239)
                                      ----------     ----------
          Net cash provided by
            financing activities       4,145,098      1,826,617
                                      ----------     ----------
Net Increase in Cash and Cash
  Equivalents                            454,987      1,613,622
Cash and Cash Equivalents,
  beginning of period                  3,954,808      2,000,404
                                      ----------     ----------
Cash and Cash Equivalents, end
  of period                          $ 4,409,795    $ 3,614,026
                                      ==========     ==========

           The accompanying notes are an integral part of these consolidated financial statements.




         CATHERINES STORES CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  General

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of Catherines Stores Corporation ("Stores") and its wholly owned subsidiaries as of May 4, 1996 and February 3, 1996, and the consolidated results of their operations and their cash flows for the thirteen weeks ended May 4, 1996 and April 29, 1995. Stores and its subsidiaries are collectively referred to as the "Company". The results of operations for the thirteen week periods may not be indicative of the results for the entire year.

     These statements should be read in conjunction with the audited financial statements and related notes which have been incorporated by reference in the Company's Form 10-K for the year ended February 3, 1996. Accordingly, significant accounting policies and other disclosures necessary for complete financial statements in conformity with generally accepted accounting principles have been omitted since such items are reflected in the Company's audited financial statements and related notes thereto.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)  Statements of Cash Flows

     The changes in current assets and liabilities reflected in the statements of cash flows were as follows:

                                         Thirteen weeks ended
                                      --------------------------
                                        May 4,        April 29,
                                         1996           1995
                                      -----------    -----------
Increase (decrease) in cash and
  cash equivalents -
Receivables                          $ (1,304,452)  $ (2,235,888)
Merchandise inventory                  (7,100,311)   (12,167,604)
Prepaid expenses and other               (632,129)      (227,987)
Accounts payable                        3,929,883     11,047,075
Accrued expenses                          387,553      2,318,891
                                      -----------    -----------
     Total                             (4,719,456)    (1,265,513)
                                      ===========    ===========

     Interest paid during the thirteen weeks ended May 4, 1996 and April 29, 1995 was approximately $188,000 and $219,000, respectively. Income taxes paid during the thirteen weeks ended
May 4, 1996 and April 29, 1995 were approximately $98,000 and
$176,000, respectively.

(3)  Other Assets and Deferred Charges

     Other assets and deferred charges, net of accumulated amortization, together with the related amortization methods and periods, were as follows:

                                May 4,    February 3,   Amortization Methods
                                 1996        1996            and Periods
                             ----------   -----------   --------------------
Trademarks and tradenames    $1,138,488    $1,149,758   Straight-line over
                                                         40 years
Deferred financing costs        199,568       242,824   Effective interest
                                                         method over term
                                                         of financing
Covenants not to compete      1,513,893     1,581,606   Straight-line over
                                                         term of agreements
Other                           322,102       325,674
                              ---------     ---------
     Total                   $3,174,051    $3,299,862
                              =========     =========

(4)  Accrued Expenses

     Accrued expenses consisted of the following:

                                           May 4,    February 3,
                                            1996        1996
                                         ----------  -----------
Payroll and related benefits            $ 2,519,328  $ 2,540,098
Taxes other than income taxes             1,038,453    1,793,844
Rent and other related costs              2,419,950    2,453,354
Insurance                                   860,010      824,907
Deferred revenues                         1,853,968    1,750,529
Other                                     3,397,856    2,507,280
                                         ----------   ----------
     Total                              $12,089,565  $11,870,012
                                         ==========   ==========

(5)  Long-Term Bank and Other Debt

     Long-term bank and other debt consisted of the following:

                                           May 4,    February 3,
                                            1996        1996
                                         ----------  -----------
Due to banks:
  Term loan                             $ 3,000,000  $ 3,250,000
  Working capital notes                   8,442,000    3,750,000
Other:
  Capital lease obligations               2,809,927    3,232,576
  Other notes and obligations               610,388      531,676
                                         ----------   ----------
                                         14,862,315   10,764,252
Less current maturities                  (3,097,816)  (3,045,734)
                                         ----------   ----------
    Total                               $11,764,499  $ 7,718,518
                                         ==========   ==========

     At May 4, 1996, Catherines had approximately $10,987,000 available under its working capital facility and $2,808,000 available under its swing line of credit after considering outstanding letters of credit of approximately $5,853,000.

6)  Leases

     During the thirteen weeks ended May 4, 1996, the Company extended leases for 15 stores and entered into new leases for 16 stores. Future minimum rental payments have increased approximately $1,577,000 since February 3, 1996, bringing the total future minimum rental payments under all noncancelable operating leases with initial or remaining lease terms of one year or more to approximately $79,481,000.

     Total rent expense for all operating leases was as follows:

                                          Thirteen weeks ended
                                         ----------------------
                                           May 4,     April 29,
                                            1996        1995
                                         ----------   ---------
Minimum rentals                          $4,884,373  $4,433,523
Contingent rentals                          109,242     139,267
                                          ---------   ---------
     Total                               $4,993,615  $4,572,790
                                          =========   =========

(7)  Stockholders' Equity

     On March 20, 1996, under the 1994 Omnibus Incentive Plan, options to purchase 156,500 shares of common stock were granted to certain officers and key employees of the Company at $9.00 per share, the fair market value on that date. At May 4, 1996, there were vested options outstanding to purchase 501,200 shares of common stock at an average price per share of $8.14.

     The change in stockholders' equity was as follows:

                                    Additional
                          Common     Paid-in       Retained
                          Stock      Capital       Earnings        Total
                         --------   -----------   -----------   -----------
Balance at
 February 3, 1996         $76,732   $49,958,108   $22,197,561   $72,232,401
Net proceeds from sale
 of shares to employee
 stock purchase plan           80        46,955         -            47,035
Net income                   -            -         2,154,693     2,154,693
                           ------    ----------    ----------    ----------
Balance at May 4, 1996    $76,812   $50,005,063   $24,352,254   $74,434,129
                           ======    ==========    ==========    ==========

(8)  Weighted Average Common Shares Outstanding

     Net income per common share is computed based on the weighted average number of common and common equivalent shares outstanding during the period. The computation of weighted average common shares outstanding is as follows:

                                          Thirteen weeks ended
                                         ----------------------
                                           May 4,     April 29,
                                            1996        1995
                                         ----------   ---------
Weighted average number of
  shares outstanding                      7,673,306   7,644,419
Common stock equivalents -
  shares issuable under the 1994
  Omnibus Incentive Plan, the 1992
  Nonqualified Stock Option Plan,
  and the 1990 Performance Units
  Plan                                      160,719     156,541
                                          ---------   ---------
Weighted average common
  shares outstanding assuming
  full dilution                           7,834,025   7,800,960
                                          =========   =========


Item 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's cash used by operations was $440,000 during the thirteen weeks ended May 4, 1996, compared to cash provided by operations of $2,212,000 during the thirteen weeks ended April 29, 1995. The decrease in cash flow provided by operations is primarily attributable to an increase in working capital. The Company's working capital was $26,139,000 at May 4, 1996 compared to $21,212,000 at February 3, 1996. Merchandise inventory in the Company's new stores and awaiting delivery to the Company's stores in the distribution facility was the primary contributor to the increase in working capital. Borrowings under the Company's working capital facility and internally generated cash flow financed the Company's operating requirements during the thirteen week period ended May 4, 1996.

     The Company is a party to a merchant services agreement with a third party credit processor. This agreement provides for the Company to sell, without recourse, accounts receivable from credit sales on a daily basis at face value, subject to adjustment beginning February 1997. The term of the agreement is through January 31, 2000.

     The Company estimates that fiscal 1996 capital expenditures will be approximately $12,000,000, of which an estimated $9,267,000 will be used for the opening of 35 new locations and the remodeling, relocation, and expansion of approximately 37 other locations. The remainder of capital expenditures are to upgrade existing computer systems, add additional software technology and to maintain existing facilities.

     The Company's bank credit agreement provides for a $5,000,000 term loan, a working capital facility of $25,000,000 and a swing line of credit of $3,000,000 with the Company's agent bank. The term loan requires quarterly payments of $250,000. The working capital facility may be used for letters of credit. The interest rate is the bank's prime rate or LIBOR plus 1 1/4%, at the Company's option. At May 4, 1996, the Company had approximately $10,897,000 available under its working capital facility and $2,808,000 under its swing line of credit after considering approximately $5,853,000 in outstanding letters of credit. The agreement also allows the Company to repurchase up to $8,000,000 of its common stock over the term of the agreement. The Company's peak borrowing under the working capital facility and term loan during the first quarter of 1995, including outstanding letters of credit, was $18,074,000 in April 1995.

     The Company believes that its internally generated cash flow, together with borrowings under the bank credit agreement, will be adequate to finance the Company's operating requirements, debt repayments and capital needs during the current year. Any material shortfalls in operating cash flow could require management to seek alternative sources of financing or to reduce the number of stores that the Company expects to open, remodel or expand.

Results of Operations

Thirteen Weeks Ended May 4, 1996 Compared to Thirteen Weeks Ended
April 29, 1995

     Net sales in the first quarter of 1996 increased 3.8% to $70,464,000 from $67,858,000 in the first quarter of 1995. This sales increase resulted from the 36 new stores opened in 1996 and in the second half of 1995. Comparable stores' sales decreased 1.1%, due primarily to reductions in the average unit price and in the average units per salescheck, offset by increases in total units sold and the total salechecks generated. During the first quarter, 21 stores were opened and two stores were closed, bringing the number of stores operated by the Company on May 4, 1996 to 451.

     Gross margin, after buying and occupancy costs, increased as a percentage of sales to 32.6% from 32.5% in the first quarter of 1995. The increase is primarily attributable to an increase in merchandise margins due to lower markdowns (net of allowances, reserves and customer perk income), offset by an increase in rents, depreciation and utility expenses.

     Selling, general and administrative expenses increased to $18,769,000 in the first quarter of 1996 compared to $17,718,000 in the first quarter of 1995. Approximately $762,000 of the increase in these expenses are attributable to stores opened thus far in 1996, combined with increases in employee health care and payroll expense, offset by a decrease in advertising expense. As a percentage of sales, the selling, general and administrative expenses increased to 26.6% from 26.1%.

     Interest expense was approximately $291,000 in the first quarter of 1996, compared to $184,000 in the first quarter of 1995. The increase is primarily attributable to the increase in working capital borrowings.

     Income taxes were provided at an effective rate of 40.3% in the first quarter of 1996, compared to 40.4% in the first quarter of 1995.

     Net income for the first quarter of 1996 was $2,155,000 compared to $2,301,000 for the first quarter of 1995. Net income per common share was $0.28 compared to $0.30 per share reported in the first quarter of 1995.


PART II - OTHER INFORMATION

                  CATHERINES STORES CORPORATION

Item 1.  Legal Proceedings

          None

Item 2.  Changes in the Rights of the Company's Security Holders

          Not applicable

Item 3.  Defaults by the Company on its Senior Securities

          Not applicable

Item 4.  Submission of Matters to a vote of Security Holder

          The Annual Meeting of the Stockholders of the Company was held on June 5, 1996. Matters voted upon at the meeting were the election of directors and the ratification of independent public accountants for the fiscal year ending February 1, 1997.

          The results of the voting were as follows:

                                                          Abstain/
                                                           Broker
                            For      Against   Withheld   Non-Voter
                            ---      -------   --------   ---------
Election of Directors:
  David C. Forell           6,657,262            110,439
  Allen B. Morgan, Jr.      6,657,240            110,461
  Elliot J. Stone           6,654,812            112,889
Appointment of Arthur
 Andersen                   6,753,145    6,399              8,460

Item 5.  Other Information

          Not applicable

Item 6.  Exhibits and Reports on Form 8-K

          (A)  None
          (B)  None

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIGNATURES

     June 5, 1996                  /s/ David C. Forell
     ------------                  ----------------------------------
       (Date)                      David C. Forell,
                                   Executive Vice President, Chief
                                   Financial Officer and Treasurer