Form 10-Q
period 1996-08-03
CATHERINES STORES CORP
filed 1996-09-17
CIK 875194

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 3, 1996 or
                               --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to
                               -----------    ------------

Commission File No.  000-19372
                    -----------

                  CATHERINES STORES CORPORATION
                ---------------------------------
          (exact name of registrant as specified in its
                            charter)

          Tennessee                           62-1350411
- -------------------------------           ------------------
(State or other jurisdiction of            (IRS Employer
incorporation or organization             Identification No.)

      3742 Lamar Ave., Memphis, TN                   38118
      -------------------------------------------------------
      (Address of principal executive offices)     (zip code)

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

     As of September 4, 1996 there were 7,687,555 shares of Catherines Stores Corporation common stock outstanding.





                  CATHERINES STORES CORPORATION

                            FORM 10-Q

                         August 3, 1996

                        Table of Contents

                                                         Page No
                                                         -------

PART 1 -  FINANCIAL INFORMATION

          Consolidated Statements of Income                 3

          Consolidated Balance Sheets                       4

          Consolidated Statements of Cash Flows             5

          Notes to Consolidated Financial Statements       6-9

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations   10-12

PART 2 -  OTHER INFORMATION                                13






Item 1.  Financial Statements


         CATHERINES STORES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME


                     Twenty-six weeks ended            Thirteen weeks ended
                 August 3, 1996   July 29, 1995   August 3, 1996   July 29, 1995
                 --------------   -------------   --------------   -------------
Net sales         $139,297,060     $136,821,892    $ 68,832,801    $ 68,963,715

Cost of sales,
including buying
and occupancy
costs               94,669,434       92,107,482      47,176,231      46,316,597
                   -----------      -----------     -----------     -----------

Gross margin        44,627,626       44,714,410      21,656,570      22,647,118

Selling, general
and administrative
expenses            36,877,091       35,441,074      18,108,044      17,722,997

Amortization of
intangible assets      601,331          603,452         300,232         301,726
                   -----------      -----------     -----------       ---------

Operating income     7,149,204        8,669,884       3,248,294       4,622,395

Interest expense,
net                    556,989          427,052         265,772         242,972
                   -----------      -----------     -----------     -----------

Income before
income taxes         6,592,215        8,242,832       2,982,522       4,379,423

Provision for
income taxes         2,702,000        3,297,000       1,247,000       1,735,000
                   -----------      -----------     -----------     -----------

Net income        $  3,890,215     $  4,945,832    $  1,735,522    $  2,644,423
                   ===========      ===========     ===========     ===========

Net income per
common share      $       0.50     $       0.63    $       0.22    $       0.34
                   ===========      ===========     ===========     ===========

Weighted
average number
of common shares
outstanding          7,852,321        7,839,578       7,870,429       7,878,195
                   ===========      ===========     ===========     ===========


      The accompanying notes are an integral part of these consolidated financial statements.





         CATHERINES STORES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                        August 3,        February 3,
                                          1996               1996
                                       ----------        -----------
ASSETS
Current Assets:
  Cash and cash equivalents           $  2,740,048       $  3,954,808
  Receivables                            3,280,758          3,780,937
  Merchandise inventory                 52,639,457         50,077,984
  Prepaid expenses and other             4,204,318          3,536,617
  Deferred income tax asset                962,000            962,000
                                       -----------        -----------

   Total current assets                 63,826,581         62,312,346
                                       -----------        -----------
Property and Equipment, at cost:
  Land                                     500,000            500,000
  Leasehold improvements                21,214,649         18,635,489
  Fixtures and equipment                25,305,416         21,316,361
  Equipment under capital leases         7,810,014          7,309,076
  Improvements in process                2,012,793          1,719,818
                                       -----------        -----------

                                        56,842,872         49,480,744
  Less accumulated depreciation
  and amortization                     (21,590,895)       (18,083,516)
                                       -----------        -----------

                                        35,251,977         31,397,228
                                       -----------        -----------

Other Assets and Deferred Charges,
  less accumulated amortization of
  $1,686,167 and $1,442,558 (Note 3)     3,051,810          3,299,862
Goodwill, less accumulated amortization
  of $3,913,232 and $3,555,510          24,092,323         24,450,044
                                       -----------        -----------

                                      $126,222,691       $121,459,480
                                       ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                      26,057,229         26,184,815
  Accrued expenses (Note 4)             11,350,963         11,870,012
  Current maturities of long-term bank
  and other debt                         3,013,874          3,045,734
                                       -----------        -----------

   Total current liabilities            40,422,066         41,100,561
                                       -----------        -----------

Long-Term Bank and Other Debt,
  less current portion (Note 5)          9,179,892          7,718,518
Deferred Income Taxes                      408,000            408,000
Stockholders' Equity (Note 7):
 Preferred stock, $.01 par value,
 1,000,000 shares authorized, none
 issued and outstanding                      ---                ---
Common stock, $.01 par value,
  50,000,000 shares authorized,
  7,687,555 and 7,673,174 shares issued
  and outstanding                           76,876             76,732
Additional paid-in capital              50,048,081         49,958,108
Retained earnings                       26,087,776         22,197,561
                                       -----------        -----------
  Total stockholders' equity            76,212,733         72,232,401
                                       -----------        -----------
                                      $126,222,691       $121,459,480
                                       ===========        ===========



      The accompanying notes are an integral part of these
                  consolidated balance sheets.






         CATHERINES STORES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOW

                                                  Twenty-six weeks ended
                                             August 3, 1996    July 29, 1995
                                             --------------    --------------
Cash Flows from Operating Activities:
  Net income                                  $ 3,890,215       $ 4,945,832
                                               ----------        ----------

  Adjustments to reconcile net income to
    net cash provided by operating
    activities--
      Depreciation and amortization             4,108,562         3,361,443
      Provision for losses on accounts
        receivable                                294,330           404,875
      Change in other non-cash reserves           693,767           141,433
      Change in current assets and
       liabilities (Note 2)                    (4,363,727)       (5,255,254)
      Other                                         4,590             1,849
                                               ----------        ----------

        Total adjustments                         737,522        (1,345,654)
                                               ----------        ----------
        Net cash provided by operating
          activities                            4,627,737         3,600,178
                                               ----------        ----------

Cash Flows from Investing Activities:
  Capital expenditures                         (6,247,463)       (4,014,517)
                                               ----------        ----------

        Net cash used by investing
         activities                            (6,247,463)       (4,014,517)
                                               ----------        ----------

Cash Flows from Financing Activities:
  Sales of common stock                            90,117           109,991
  Proceeds from issuance of long-term bank
    and other debt                              1,750,000         3,000,000
  Principal payments of long-term bank
    and other debt                             (1,435,151)       (1,448,423)
                                               ----------        ----------

       Net cash provided by financing
       activities                                 404,966         1,661,568
                                               ----------        ----------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                  (1,214,760)        1,247,229
Cash and Cash Equivalents, beginning
  of period                                     3,954,808         2,000,404
                                               ----------        ----------

Cash and Cash Equivalents, end of period      $ 2,740,048       $ 3,247,633
                                               ==========        ==========



      The accompanying notes are an integral part of these consolidated financial statements.





         CATHERINES STORES CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) General
- -----------
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly and consolidated financial position of Catherines Stores Corporation ("Stores") and its wholly owned subsidiaries as of August 3, 1996 and February 3, 1996, the consolidated results of their operations for the twenty-six and thirteen weeks ended August 3, 1996 and July 29, 1995, and cash flows for the twenty-six weeks ended August 3, 1996 and July 29, 1995. Stores and its subsidiaries are collectively referred to as the "Company". The results of operations for the twenty-six and thirteen week periods may not be indicative of the results for the entire year.

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

(2) Statements of Cash Flows
- ----------------------------
     The changes in current assets and liabilities reflected in the statements of cash flows were as follows:

                                     Twenty-Six weeks ended
                                    -------------------------
                                    August 3,        July 29,
                                      1996             1995
                                    ---------        --------
Increase (decrease) in cash and
  cash equivalents-
Receivables                       $   203,069      $  (871,680)
Merchandise inventory              (3,318,460)      (5,474,297)
Prepaid expenses and other           (667,701)        (318,655)
Accounts payable                     (127,586)        (426,264)
Accrued expenses                     (453,049)       1,835,642
                                   ----------       ----------
   Total                          $(4,363,727)     $(5,255,254)
                                   ==========       ==========

     Interest paid during the twenty-six weeks ended August 3, 1996 and July 29, 1995 was approximately $386,000 and $458,000, respectively. Income taxes paid during the twenty-six weeks ended August 3, 1996 and July 29, 1995 were approximately $1,660,000 and $2,788,000, respectively.


(3) Other Assets and Deferred Charges
- -------------------------------------
     Other assets and deferred charges, net of accumulated amortization, together with the related amortization methods and periods, were as follows:

                            August 3,     February 3,     Amortization Methods
                              1996           1996            and Periods
                           -----------    -----------    ---------------------
Trademarks and tradenames   $1,128,086    $ 1,149,758     Straight-line over
                                                           40 years
Deferred financing costs       156,314        242,824     Effective interest
                                                           method over term
                                                           of financing
Covenants not to compete     1,446,178      1,581,606     Straight-line over
                                                           term of agreements
Other                          321,232        325,674
                             ---------      ---------
    Total                   $3,051,810     $3,299,862
                             =========      =========


(4) Accrued Expenses
- --------------------
     Accrued expenses consisted of the following:

                                    August 3,   February 3,
                                      1996         1996
                                    ---------   -----------
Payroll and related benefits       $ 2,438,912    $ 2,540,098
Taxes other than income taxes        1,300,094      1,793,844
Rent and other related costs         2,285,549      2,453,354
Insurance                              867,971        824,907
Deferred revenues                    1,682,380      1,750,529
Other                                2,776,057      2,507,280
                                    ----------     ----------
     Total                         $11,350,963    $11,870,012
                                    ==========     ==========


(5) Long-Term Bank and Other Debt
- ---------------------------------
     Long-term bank and other debt consisted of the following:

                                    August 3,   February 3,
                                      1996         1996
                                    ---------   -----------
Due to banks:
  Term loan                        $ 2,750,000    $ 3,250,000
  Working capital notes              5,500,000      3,750,000
Other:
  Capital lease obligations          3,448,539      3,232,576
  Other notes and obligations          495,227        531,676
                                    ----------     ----------
                                    12,193,766     10,764,252
Less current maturities             (3,013,874)    (3,045,734)
                                    ----------     ----------
     Total                         $ 9,179,892    $ 7,718,518
                                    ==========     ==========

     At August 3, 1996, Catherines had approximately $14,290,000 available under its working capital facility and $3,000,000 available under its swing line of credit after considering outstanding letters of credit of approximately $5,210,000.

     On September 4, 1996, subsequent to the end of the second quarter, the Company and its lenders signed an amendment to its credit agreement to extend the expiration date to March 31, 1999; to amend the financial ratio covenants and restrict the company's capital expenditures to $11,000,000 in each fiscal year.

(6) Leases
- ----------
     During the twenty-six weeks ended August 3, 1996, the Company extended leases for 27 stores and entered into new leases for 24 stores. Future minimum rental payments have increased approximately $2,029,000 since February 3, 1996, bringing the total future minimum rental payments under all noncancelable operating leases with initial or remaining lease terms of one year or more to approximately $79,934,000.

     Total rent expense for all operating leases was as follows:

                           Twenty-six weeks ended
                         --------------------------
                          August 3,      July 29,
                            1996           1995
                          ---------      --------
Minimum rentals          $ 9,948,205    $ 9,010,184
Contingent rentals           190,193        266,505
                          ----------     ----------
     Total               $10,138,398    $ 9,276,689
                          ==========     ==========

(7) Stockholders' Equity
- ------------------------
     On March 20, 1996, under the 1994 Omnibus Incentive Plan, options to purchase 156,500 shares of common stock were granted to certain officers and key employees of the Company at $9.00 per share, the fair market value on that date. On June 5, 1996, options to purchase 10,000 shares of common stock were granted to the outside directors of the Company at $10.00 per share, the fair market value on that date. At August 3, 1996, there were vested options outstanding to purchase 535,350 shares of common stock at an average price per share of $8.17.

     The change in stockholders' equity was as follows:

                                         Additional
                              Common      Paid-in        Retained
                               Stock      Capital        Earnings       Total
                             ---------   -----------    -----------    --------
Balance at February 3,
  1996                       $76,732    $49,958,108    $22,197,561   $72,232,401
Net proceeds from sale
  of shares to employee
  stock purchase plan            144         89,973            --         90,117
Net income                       --             --       3,890,215     3,890,215
                              ------     ----------     ----------    ----------
Balance at August 3, 1996    $76,876    $50,048,081    $26,087,776   $76,212,733
                              ======     ==========     ==========    ==========

(8) Weighted Average Common Shares Outstanding
- ----------------------------------------------
     Net income per common share is computed based on the weighted average number of common and common equivalent shares outstanding during the period. The computation of weighted average common shares outstanding is as follows:


                       Twenty-six weeks ended   Thirteen weeks ended
                       ----------------------   --------------------
                        August 3,   July 29,    August 3,    July 29,
                          1996        1995        1996         1995
                       ----------   --------    ---------    --------
Weighted average
 number of shares
 outstanding            7,678,610   7,648,791   7,682,903   7,653,163
Common stock
 equivalents -
 shares issuable
 under the 1994
 Omnibus Incentive
 Plan, the 1992 Non-
 qualified Stock Option
 Plan, and the 1990
 Performance Units Plan   173,711     190,787     187,526     225,032
                        ---------   ---------   ---------   ---------
Weighted average
 common shares out-
 standing assuming
 full dilution          7,852,321   7,839,578   7,870,429   7,878,195
                        =========   =========   =========   =========






        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
- -------------------------------

     The Company's cash provided by operations was $4,628,000 during the twenty-six weeks ended August 3, 1996, compared to cash provided by operations of $3,600,000 during the twenty-six weeks ended July 29, 1995. The increase in cash flow provided by operations is primarily attributable to a decrease in additions to working capital. The Company's working capital was $23,405,000 at August 3, 1996 compared to $21,212,000 at February 3, 1996. Merchandise inventory in the Company's new stores and awaiting delivery to the Company's stores in the distribution facility was the primary contributor to the increase in working capital. Borrowings under the Company's working capital facility and internally generated cash flow financed the Company's operating requirements during the twenty-six week period ended August 3, 1996.

     The Company is a party to a merchant services agreement with a third party credit processor. This agreement provides for the Company to sell, without recourse, accounts receivable from credit sales on a daily basis at face value, subject to adjustment beginning February 1997. The term of the agreement is through January 31, 2000.

     The Company estimates that fiscal 1996 capital expenditures will approximate $11,000,000, of which an estimated $7,767,000 will be used for the opening of 34 new locations and the remodeling, relocation, and expansion of approximately 30 to 35 other locations. The remainder of capital expenditures are to upgrade existing computer systems, add additional software technology and to maintain existing facilities.

     The Company's bank credit agreement provides for a $5,000,000 term loan, a working capital facility of $25,000,000 and a swing line of credit of $3,000,000 with the Company's agent bank. The term loan requires quarterly payments of $250,000. The working capital facility may be used for letters of credit. The interest rate is the bank's prime rate or LIBOR plus 1 1/4%, at the Company's option. At August 3, 1996, the Company had approximately $14,290,000 available under its working capital facility and $3,000,000 under its swing line of credit after considering approximately $5,210,000 in outstanding letters of credit. The agreement also allows the Company to repurchase up to $8,000,000 of its common stock over the term of the agreement. The Company's peak borrowing under the working capital facility and term loan during the first half of 1996, including outstanding letters of credit, was $18,074,000 in April 1996.

     On September 4, 1996, subsequent to the end of the second quarter, the Company and its lenders amended its credit agreement to extend the expiration date to March 31, 1999; to amend the financial ratio covenants and to restrict the company's capital expenditures to $11,000,000 in each fiscal year.

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

Results of Operations
- ---------------------

Thirteen Weeks Ended August 3, 1996 Compared to Thirteen Weeks
- --------------------------------------------------------------
Ended July 29, 1995
- -------------------

     Net sales in the second quarter of 1996 decreased to 0.2% to $68,833,000 from $68,964,000 in the second quarter of 1995.
Comparable stores' sales decreased 5.2% due primarily to reductions in the average units per salescheck, the total units sold and the total saleschecks generated. There was a slight increase in the average unit price. During the second quarter, three stores were opened and two stores were closed, bringing the number of stores operated by the Company on August 3, 1996 to 452.

     Gross margin, after buying and occupancy costs, declined as a percentage of sales to 31.5% from 32.8% in the second quarter of 1995. The decrease is primarily attributable to an increase in rents, depreciation and utility expenses, offset by an increase in merchandise margins due to net lower markdowns. Merchandise margin for the second quarter of 1996 increased 0.4% as a percentage of sales from second quarter of 1995.

     Selling, general and administrative expenses increased to 2.2% to $18,108,000 in the second quarter of 1996 from $17,723,000 in the second quarter of 1995. The 39 new stores opened in 1996 and the second half of 1995 had expenses of $1,463,000, while comparable stores had expense reductions of $1,078,000 primarily in payroll and advertising expenses. As a percentage of sales, selling, general and administrative expenses increased to 26.3% from 25.7%.

     Interest expense was approximately $266,000 in the second quarter of 1996, compared to $243,000 in the second quarter of 1995. The increase is primarily attributable to an increase in working capital borrowings.

     Net income for the second quarter of 1996 was $1,736,000 or $0.22 per common share compared to $2,645,000 or $0.34 per common share in the second quarter of 1995.

Twenty-six Weeks Ended August 3, 1996 Compared to Twenty-six Weeks
- ------------------------------------------------------------------
Ended July 29, 1995
- -------------------

     Net sales in the first half of 1996 increased 1.8% to $139,297,000 from $136,822,000 in the first half of 1995.
Comparable stores' sales decreased 3.2%, due primarily to reductions in the average units per salescheck and in the total units sold, offset by increases in the total saleschecks generated. There was a slight decline in the average unit price. During the first half of 1996, 24 stores were opened and four stores were closed, bringing the number of stores operated by the Company on August 3, 1996 to 452.

     Gross margin, after buying and occupancy costs, decreased as a percentage of sales to 32.0% from 32.7% in the first half of 1995. The decrease is primarily attributable to an increase in rents, depreciation and utility expenses, offset by an increase in merchandise margins due to net lower markdowns. Merchandise margins for the first half of 1996 improved 0.5% as a percentage of sales from the first half of 1995.

     Selling, general and administrative expenses increased 4.1% to $36,877,000 in the first half of 1996 compared to $35,441,000 in the first half of 1995. The 39 new stores opened in 1996 and the second half of 1995 had expenses of $2,793,000, while comparable stores had expense reductions of $1,357,000 primarily in payroll and advertising expenses. As a percentage of sales, selling, general and administrative expenses increased to 26.5% from 25.9%.

     Interest expense was approximately $557,000 in the first half of 1996, compared to $427,000 in the first half of 1995. The increase is primarily attributable to the increase in working capital borrowings.

     Income taxes were provided at an effective rate of 41.0% in the first half of 1996, compared to 40.0% in the first half of 1995. The rate is affected by non-deductible amortization of goodwill.

     Net income for the first half of 1996 was $3,890,000 compared to $4,946,000 for the first half of 1995. Net income per common share was $0.50 compared to $0.63 per share in the first half of 1995.






PART II - OTHER INFORMATION

                  CATHERINES STORES CORPORATION

Item 1.   Legal Proceedings
          -----------------
          None

Item 2.   Changes in the Rights of the Company's Security Holders
          -------------------------------------------------------
          Not applicable

Item 3.   Defaults by the Company on its Senior Securities
          ------------------------------------------------
          Not applicable

Item 4.   Submission of Matters to a vote of Security Holder
          --------------------------------------------------
          Not applicable

Item 5.   Other Information
          -----------------
          Not applicable

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (A) Amendment to Credit Agreement dated September 4, 1996
          (B) None

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SIGNATURES


     September 4, 1996       /s/ David C. Forell
     -----------------     --------------------------------------
          (Date)           David C. Forell
                           Executive Vice President,
                           Chief Financial Officer and Treasurer