Form 10-Q
period 1996-11-02
CATHERINES STORES CORP
filed 1996-12-16
CIK 875194

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 2, 1996 or
                               ----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File No.   000-19372
                    -------------


                  CATHERINES STORES CORPORATION
              -------------------------------------
     (exact name of registrant as specified in its charter)

                 Tennessee                    62-1350411
      -------------------------------     -------------------
      (State or other jurisdiction of        (IRS Employer
       incorporation or organization)     Identification No.)

          3742 Lamar Ave, Memphis, TN               38118
          -----------------------------------------------
     (Address of principal executive offices)     (zip code)

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

                    Yes    X       No
                        -------       -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

     As of December 4, 1996 there were 7,178,055 shares of Catherines Stores Corporation common stock outstanding.







                  CATHERINES STORES CORPORATION

                            FORM 10-Q

                        November 2, 1996

                        Table of Contents
                                                          Page No

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






Item 1.  Financial Statements

         CATHERINES STORES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME

                            Thirteen weeks ended     Thirty-nine weeks ended
                          ----------------------------------------------------
                          November 2,  October 28,   November 2,   October 28,
                             1996         1995          1996          1995
                          -----------  -----------   -----------   -----------

Net sales                 $65,642,367  $69,504,598  $204,939,427  $206,326,490

Cost of sales, including
 buying and occupancy
 costs                     46,423,066   49,245,088   141,092,500   141,352,570
                           ----------   ----------   -----------   -----------

Gross margin               19,219,301   20,259,510    63,846,927    64,973,920

Selling, general and
 administrative expenses   18,552,025   18,575,086    55,429,116    54,016,160

Amortization of
 intangible assets            290,954      300,936       892,285       904,388
                           ----------    ----------    -----------    -----------

Operating income              376,322    1,383,488     7,525,526    10,053,372

Interest expense, net         305,196      260,874       862,185       687,925
                           ----------   ----------   -----------   -----------

Income before income
 taxes                         71,126    1,122,614     6,663,341     9,365,447

Provision for income
 taxes                         30,000      448,000     2,732,000     3,745,000
                           ----------   ----------   -----------   -----------

Net income                $    41,126  $   674,614  $  3,931,341  $  5,620,447
                           ==========   ==========   ===========   ===========

Net income per common
 share                    $      0.01  $      0.09  $       0.51  $       0.71
                           ==========   ==========   ===========   ===========

Weighted average number
 of common shares
 outstanding                7,504,045    7,921,387     7,736,229     7,866,295
                           ==========   ==========   ===========   ===========

         The accompanying notes are an integral part of these consolidated financial statements.






         CATHERINES STORES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS


                                   November 2,     February 3,
                                      1996            1996
                                   -----------     -----------
ASSETS
Current Assets:
  Cash and cash equivalents       $  2,806,450    $  3,954,808
  Receivables                        3,885,803       3,780,937
  Merchandise inventory             53,678,026      50,077,984
  Prepaid expenses and other         3,755,124       3,536,617
  Deferred income tax asset            962,000         962,000
                                   -----------     -----------

    Total current assets            65,087,403      62,312,346
                                   -----------     -----------

Property and Equipment, at cost:
  Land                                 500,000         500,000
  Leasehold improvements            22,543,906      18,635,489
  Fixtures and equipment            27,749,037      21,316,361
  Equipment under capital leases     8,952,059       7,309,076
  Improvements in process                ---         1,719,818
                                   -----------     -----------

                                    59,745,002      49,480,744
Less accumulated depreciation
 and amortization                  (23,390,611)    (18,083,516)
                                   -----------     -----------

                                    36,354,391      31,397,228
                                   -----------     -----------

Other Assets and Deferred Charges,
 less accumulated amortization
 of $1,798,260 and $1,442,558
 (Note 3)                            2,939,919       3,299,862
Goodwill, less accumulated
 amortization of $4,092,093
 and $3,555,510                     23,913,462      24,450,044
                                   -----------     -----------

                                  $128,295,175    $121,459,480
                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                $ 22,187,844    $ 26,184,815
  Accrued expenses (Note 4)         13,032,828      11,870,012
  Current maturities of
    long-term bank and other
    debt                             2,620,874       3,045,734
                                   -----------     -----------

      Total current liabilities     37,841,546      41,100,561
                                   -----------     -----------

Long-Term Bank and Other Debt,
 less current maturities (Note 5)   17,527,857       7,718,518
Deferred Income Taxes                  408,000         408,000
Stockholders' Equity (Note 7):
  Preferred stock, $.01 par value,
    1,000,000 shares authorized,
    none issued and outstanding          ---             ---
  Common stock, $.01 par value,
    50,000,000 shares authorized,
    7,178,055 and 7,673,174 shares
    issued and outstanding              71,781          76,732
  Additional paid-in capital        46,317,089      49,958,108
  Retained earnings                 26,128,902      22,197,561
                                   -----------     -----------
    Total stockholders' equity      72,517,772      72,232,401
                                   -----------     -----------
                                  $128,295,175    $121,459,480
                                   ===========     ===========

         The accompanying notes are an integral part of these consolidated balance sheets.






         CATHERINES STORES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                      Thirty-nine weeks ended
                                     November 2,   October 28,
                                        1996          1995
                                     -----------   -----------

Cash Flows from Operating Activities:
  Net income                         $ 3,931,341   $ 5,620,447
                                      ----------    ----------
  Adjustments to reconcile net
    income to net cash provided
    by operating activities--
      Depreciation and amortization    6,199,232     5,308,439
      Provision for losses on
        accounts receivable              516,564       596,849
      Change in other non-cash
        reserves                         (71,142)     (652,588)
      Change in current assets and
        liabilities (Note 2)          (7,202,992)   (8,017,777)
      Other                                4,388        (5,567)
                                      ----------    ----------

        Total adjustments               (553,950)   (2,770,644)
                                      ----------    ----------

        Net cash provided by
          operating activities         3,377,391     2,849,803
                                      ----------    ----------

Cash Flows from Investing Activities:
  Capital expenditures                (8,824,101)   (8,017,827)
                                      ----------    ----------

        Net cash used by investing
          activities                  (8,824,101)   (8,017,827)
                                      ----------    ----------

Cash Flows from Financing Activities:
  (Repurchase) Sales of common
    stock, net (Note 7)               (3,645,970)      113,331
  Proceeds from issuance of
    long-term bank and other debt     10,437,000     7,750,000
  Principal payments of long-term
    bank and other debt               (2,492,678)   (1,997,940)
                                      ----------    ----------
        Net cash provided by
          financing activities         4,298,352     5,865,391
                                      ----------    ----------

Net (Decrease) Increase in Cash
  and Cash Equivalents                (1,148,358)      697,367
Cash and Cash Equivalents,
  beginning of period                  3,954,808     2,000,404
                                      ----------    ----------

Cash and Cash Equivalents,
  end of period                      $ 2,806,450   $ 2,697,771
                                      ==========    ==========

         The accompanying notes are an integral part of these consolidated financial statements.






         CATHERINES STORES CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  General

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of Catherines Stores Corporation ("Stores") and its wholly owned subsidiaries as of November 2, 1996 and February 3, 1996, the consolidated results of their operations for the thirteen and thirty-nine weeks ended November 2, 1996 and October 28, 1995, and cash flows for the thirty-nine weeks ended November 2, 1996 and October 28, 1995. Stores and its subsidiaries are collectively referred to as the "Company". The results of operations for the thirteen and thirty-nine week periods may not be indicative of the results for the entire year.

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

     Certain prior year balances have been reclassified to conform to the current year presentation.

(2)  Statements of Cash Flows

     The changes in current assets and liabilities reflected in the statements of cash flows were as follows:

                                    Thirty-nine weeks ended
                                  ---------------------------
                                  November 2,     October 28,
                                     1996            1995
                                  -----------     -----------

Increase (decrease) in cash
  and cash equivalents -
Receivables                      $  (624,641)    $ (1,819,922)
Merchandise inventory             (3,721,689)     (10,141,648)
Prepaid expenses and other          (218,507)        (170,304)
Accounts payable                  (3,996,971)         (83,734)
Accrued expenses                   1,358,816        4,197,831
                                  ----------       ----------
    Total                        $(7,202,992)     $(8,017,777)
                                  ==========       ==========

     Interest paid during the thirty-nine weeks ended November 2, 1996 and October 28, 1995 were approximately $747,000 and $693,000, respectively. Income taxes paid during the thirty-nine weeks ended November 2, 1996 and October 28, 1995 were approximately $1,995,000 and $3,501,000, respectively.

(3)  Other Assets and Deferred Charges

     Other assets and deferred charges, net of accumulated amortization, together with the related amortization methods and periods, were as follows:


                          November 2,   February 3,   Amortization Methods
                             1996          1996           and Periods
                          -----------   -----------   --------------------

Trademarks and
  tradenames              $1,123,751  $1,149,758  Straight-line over 40 years
Deferred financing costs     113,059     242,824  Effective interest method
                                                    over term of financing
Covenants not to compete   1,381,674   1,581,606  Straight-line over term of
                                                    agreements
Other                        321,435     325,674
                           ---------   ---------
   Total                  $2,939,919  $3,299,862
                           =========   =========

(4)  Accrued Expenses

     Accrued expenses consisted of the following:

                                      November 2,     February 3,
                                         1996            1996
                                      -----------     -----------

Payroll and related benefits          $ 2,546,600     $ 2,540,098
Taxes other than income taxes           1,870,270       1,793,844
Rent and other related costs            2,319,322       2,453,354
Insurance                                 791,680         824,907
Deferred revenues                       1,862,078       1,750,529
Other                                   3,642,878       2,507,280
                                       ----------      ----------
    Total                             $13,032,828     $11,870,012
                                       ==========      ==========

(5)  Long-Term Bank and Other Debt

     Long-term bank and other debt consisted of the following:

                                      November 2,     February 3,
                                         1996            1996
                                      -----------     -----------

Due to banks:
  Term loan                           $ 2,500,000     $ 3,250,000
  Working capital notes                14,187,000       3,750,000
Other:
  Capital lease obligations             3,266,352       3,232,576
  Other notes and obligations             195,379         531,676
                                       ----------      ----------
                                       20,148,731      10,764,252
Less current maturities                (2,620,874)     (3,045,734)
                                       ----------      ----------
    Total                             $17,527,857     $ 7,718,518
                                       ==========      ==========

     At November 2, 1996, Catherines had approximately $9,308,000 available under its working capital facility and swing line of credit after considering outstanding letters of credit of approximately $4,505,000.

     The Company and its lenders have amended their credit agreement on September 4, 1996 and again on December 4, 1996. As a result of these amendments, certain financial ratio covenants were amended, one restrictive covenant was waived for the current fiscal year and amended for subsequent years, the Company's capital expenditures are limited to $11,000,000 for the current fiscal year and to $8,000,000 thereafter and the credit agreement was extended to March 15, 1999.

(6)  Leases

     During the thirty-nine weeks ended November 2, 1996, the Company extended leases for 41 stores and entered into new leases for 33 stores. Future minimum rental payments have increased approximately $3,454,000 since February 3, 1996, bringing the total future minimum rental payments under all noncancelable operating leases with initial or remaining lease terms of one year or more to approximately $81,358,000.

     Total rent expense for all operating leases was as follows:

                                  Thirty-nine weeks ended
                                 --------------------------
                                 November 2,    October 28,
                                    1996           1995
                                 -----------    -----------

Minimum rentals                  $15,121,327    $13,564,486
Contingent rentals                   273,564        388,807
                                  ----------      ---------
     Total                       $15,394,891    $13,953,293
                                  ==========     ==========

(7)  Stockholders' Equity

     On March 20, 1996, under the 1994 Omnibus Incentive Plan, options to purchase 156,500 shares of common stock were granted to certain officers and key employees of the Company at $9.00 per share, the fair market value on that date. On June 5, 1996, options to purchase 10,000 shares of common stock were granted to the outside directors of the Company at $10.00 per share, the fair market value on that date. At November 2, 1996, there were vested options outstanding to purchase 535,350 shares of common stock at an average price per share of $8.26.

     During the third quarter of 1996, the Company repurchased
509,500 shares of its outstanding common stock for an average price of $7.33 per common share.

     The change in stockholders' equity was as follows:

                                      Additional
                            Common     Paid-in      Retained
                            Stock      Capital      Earnings       Total
                          ---------   ----------    ---------    ----------

Balance at February 3,
  1996                     $76,732   $49,958,108   $22,197,561   $72,232,401
Net proceeds from sale
  of shares to employee
  stock purchase plan          144        89,973         ---          90,117
Repurchase of Stock         (5,095)   (3,730,992)                 (3,736,087)
Net income                   ---           ---       3,931,341     3,931,341
                            ------    ----------    ----------    ----------
Balance at November 2,
  1996                     $71,781   $46,317,089   $26,128,902   $72,517,772
                            ======    ==========    ==========    ==========


(8)  Weighted Average Common Shares Outstanding


     Net income per common share is computed based on the weighted average number of common and common equivalent shares outstanding during the period. The computation of weighted average common shares outstanding is as follows:

                               Thirteen weeks ended     Thirty-nine weeks ended
                              --------------------------------------------------
                              November 2,  October 28,  November 2,  October 28,
                                 1996         1995         1996         1995
                              -----------  -----------  -----------  -----------

Weighted average number
  of shares outstanding        7,376,813    7,661,432    7,578,011    7,653,005
Common stock equivalents -
  shares issuable under the
  1994 Omnibus Incentive
  Plan, the 1992 Nonqualified
  Stock Option Plan, and the
  1990 Performance Units Plan    127,232      259,955      158,218      213,290
                               ---------    ---------    ---------    ---------
Weighted average common
  shares outstanding assuming
  full dilution                7,504,045    7,921,387    7,736,229    7,866,295
                               =========    =========    =========    =========






Item 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's cash provided by operations was $3,377,000 during the thirty-nine weeks ended November 2, 1996, compared to cash provided by operations of $2,850,000 during the thirty-nine weeks ended October 28, 1995. The increase in cash flow provided by operations is primarily attributable to a decrease in additions to working capital. The Company's working capital was $27,246,000 at November 2, 1996 compared to $21,212,000 at February 3, 1996. Borrowings under the Company's working capital facility and internally generated cash flow financed the Company's operating requirements during the thirty-nine week period ended November 2, 1996.

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

     The Company's bank credit agreement provides for a $5,000,000 term loan, a working capital facility of $25,000,000 and a swing line of credit of $3,000,000 with the Company's agent bank. The term loan requires quarterly payments of $250,000. The working capital facility may be used for letters of credit. The interest rate is the bank's prime rate or LIBOR plus 1 1/4%, at the Company's option. At November 2, 1996, the Company had approximately $9,308,000 combined availability under its working capital facility and swing line of credit after considering approximately $4,505,000 in outstanding letters of credit. The agreement also allows the Company to repurchase up to $8,000,000 of its common stock over the term of the agreement. During the third quarter the Company repurchased 509,500 shares of its common stock outstanding for $3,736,000, or $7.33 per common share. The Company's peak borrowing under the working capital facility and term loan during the first three quarters of 1996, including outstanding letters of credit, was $22,323,000 in October 1996.

     The Company and its lenders have amended their credit agreement on September 4, 1996 and again on December 4, 1996. As a result of these amendments, certain financial ratio covenants were amended, one restrictive covenant was waived for the current fiscal year and amended for subsequent years, the Company's capital expenditures are limited to $11,000,000 for the current fiscal year and to $8,000,000 thereafter and the credit agreement was extended to March 15, 1999.

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


Results of Operations

Thirteen Weeks Ended November 2, 1996 Compared to Thirteen Weeks
Ended October 28, 1995

     Net sales in the third quarter of 1996 decreased 5.6% to $65,643,000 from $69,505,000 in the third quarter of 1995.
Comparable stores' sales decreased 9.1%, due primarily to reductions in the total units sold and total saleschecks generated, partially offset by an increase in average units per salescheck. There was a slight increase in average unit price. During the third quarter, nine stores were opened and one store was closed, bringing the number of stores operated by the Company on November 2, 1996 to 460.

     Gross margin, after buying and occupancy costs, increased as a percentage of sales to 29.3% from 29.1% in the third quarter of 1995. The increase is primarily attributable to an increase of 1.8% in merchandise margins due to net lower markdowns, partially offset by an increase in rents, depreciation and utility expenses primarily related to new stores.

     Selling, general and administrative expenses decreased 0.1% to $18,552,000 in the third quarter of 1996 from $18,575,000 in the third quarter of 1995. The 48 new stores opened in 1996 and the second half of 1995 had expenses of $1,966,000, while comparable stores reduced expenses by $1,989,000 primarily in payroll and advertising expenses. As a percentage of sales, selling, general and administrative expenses increased to 28.3% from 26.7% in the third quarter of 1995 due to lower sales.

     Interest expense was approximately $305,000 in the third quarter of 1996, compared to $261,000 in the third quarter of 1995. The increase is primarily attributable to an increase in borrowings under the bank credit facility.

     Net income for the third quarter of 1996 was $41,000 or $0.01 per common share compared to $675,000 or $0.09 per common share in the third quarter of 1995.


Thirty-nine Weeks Ended November 2, 1996 Compared to Thirty-nine
Weeks Ended October 28, 1995

     Net sales in the first three quarters of 1996 decreased 0.7% to $204,939,000 from $206,326,000 in the first three quarters of 1995. Comparable stores' sales decreased 5.2%, due primarily to reductions in total saleschecks generated and in total units sold, partially offset by increases in the average units per salescheck. There was a slight increase in the average unit price. During the first three quarters of 1996, 33 stores were opened and five stores were closed, bringing the number of stores operated by the Company on November 2, 1996 to 460.

     Gross margin, after buying and occupancy costs, decreased as a percentage of sales to 31.2% from 31.5% in the first three quarters of 1995. The decrease is primarily attributable to an increase in rents, depreciation and utility expenses related primarily to new stores, offset by a decrease in payroll and by an increase in merchandise margins due to net lower markdowns. Merchandise margins for the first three quarters of 1996 improved 1.0% as a percentage of sales from the first three quarters of 1995.

     Selling, general and administrative expenses increased 2.6% to $55,429,000 in the first three quarters of 1996 compared to $54,015,000 in the first three quarters of 1995. The 48 new stores opened in 1996 and the second half of 1995 had expenses of $3,639,000, while comparable stores reduced expenses by $2,225,000 primarily in payroll and advertising expenses. As a percentage of sales, selling, general and administrative expenses increased to 27.0% from 26.2% in the third quarter of 1995 due to lower sales.

     Interest expense was approximately $862,000 in the first three quarters of 1996, compared to $688,000 in the first three quarters of 1995. The increase is primarily attributable to the increase in borrowings under the bank credit facility.

     Income taxes were provided at an effective rate of 41.0% in the first three quarters of 1996, compared to 40.0% in the first three quarters of 1995. The rate is affected by non-deductible goodwill amortization.

     Net income for the first three quarters of 1996 was $3,931,000 compared to $5,620,000 for the same period of 1995. Net income per common share was $0.51 compared to $0.71 per share in the first three quarters of 1995.




PART II - OTHER INFORMATION

                  CATHERINES STORES CORPORATION

Item 1.   Legal Proceedings
          None

Item 2.   Changes in the Rights of the Company's Security Holders
          Not applicable

Item 3.   Defaults by the Company on its Senior Securities
          Not applicable

Item 4.   Submission of Matters to a vote of Security Holder
          Not applicable

Item 5.   Other Information
          Not applicable

Item 6.    Exhibits and Reports on Form 8-K
          (A)  None
          (B)  None

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SIGNATURES


     December 4, 1996          /s/ David C. Forell
     ----------------         -----------------------------------
          (Date)              David C. Forell,
                              Executive Vice President,
                              Chief Financial Officer and Treasurer