Form 10-K405
period 1997-02-01
CATHERINES STORES CORP
filed 1997-05-05
CIK 875194

_________________________________________________________________
_________________________________________________________________
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
            ________________________________________
                            FORM 10-K
            ________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


For the fiscal year ended         Commission File
February 1, 1997                  Number 000-19372

           REGISTRANT:  CATHERINES STORES CORPORATION


State of Incorporation:           I.R.S. Employer Identification
      Tennessee                         Number:  62-1350411

Address of Principal              Registrant's Telephone Number:
 Executive Offices:
 3742 Lamar Avenue                        901-363-3900
 Memphis, TN  38118

SECURITIES REGISTERED PURSUANT    SECURITIES REGISTERED PURSUANT
 TO SECTION 12(b) OF THE ACT:      TO SECTION 12(g) OF THE ACT:
           None                    Common Stock, $.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [ X ]       No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of April 1, 1997, there were 7,196,656 shares of Common
Stock outstanding. The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of April 1, 1997, was $35,083,698 based on the last reported sales price per share on the NASDAQ National Market
System on that date.

Documents incorporated by reference:

     1. Portions of the Annual Report to Shareholders for the fiscal year ended February 1, 1997 are incorporated by reference into Part II - Items 6, 7 and 8 and Part IV - Item 14 (a)1.

     2.  Portions of the Company's Proxy Statement (the "Proxy
Statement") relating to the Annual Meeting to be held on June 4, 1997 which has been filed with the Commission are incorporated by reference into Part III - Items 10, 11, 12 and 13.


                             PART I
                             ------

ITEM 1.  BUSINESS
-----------------

Overview
--------

     Catherines Stores Corporation, (the "Company"), through its wholly owned subsidiaries, Catherines, Inc. ("Catherines"), Catherines of California, Inc., and Catherines of Pennsylvania, Inc., and through a limited partnership, Catherines Partners, LP, is a leading specialty retailer of large-size women's apparel, operating 457 stores in 40 states. The Company operates four separate divisions with distinct merchandising concepts and marketing strategies.

     The Catherine's division operates 216 stores in medium-sized cities, primarily in the Southeast, Southwest and Midwest, and competes principally on the basis of merchandise selection and customer service. The PS...Plus Sizes, Plus Savings ("Plus Sizes") division operates 119 stores in major metropolitan areas such as Chicago, Washington, D.C., Houston, Dallas, Detroit, Seattle and Los Angeles and competes principally on the basis of merchandise selection and price. Both divisions' stores offer a full assortment of merchandise, primarily at budget to moderate prices. The merchandise assortment emphasizes casual fashions. The stores carry a complete range of large sizes, including sizes over 26 that frequently are not offered by the Company's competitors.

     The Added Dimensions division operates 92 stores in medium-sized cities throughout the Southeast and Midwest offering full price, high quality merchandise. Added Dimensions has an extensive private label sportswear merchandise program which allows it to offer exclusive fashions to its customers. The Answer division operates 30 stores in major metropolitan areas. Stores in the Washington, D.C., Detroit and Chicago areas account for approximately two-thirds of The Answer's stores. The Answer competes by offering better branded merchandise below competitors' prices. Both divisions' stores offer a full assortment of sportswear, dresses, coats and more limited assortments of intimate apparel and accessories at moderate to better prices. The merchandise assortment is predominately career-oriented.

Customer Base
-------------

     The Company seeks to serve the primary apparel and accessory needs of women who wear size 16 or larger. The Company estimates that at least 20 million American women wear size 16 or larger. The Company's target customer is over 35 years of age, has traditional but fashion-conscious tastes, and is primarily concerned with fit and value in apparel selection. The Company believes that customers are attracted to its stores by the Company's emphasis on broad assortments, quality, fit, value and customer service.

Merchandising
-------------

     The Company's stores offer sportswear, dresses, intimate apparel, coats, shoes and accessories. Sportswear makes up over half of the Company's sales. The Catherine's and Plus Sizes divisions offer a broad assortment of merchandise in sizes over 26, making the Company one of the few retailers to emphasize these sizes.

     The majority of the Company's merchandising mix is composed of brand name product lines which appeal to a wide spectrum of customer tastes. Brand name merchandise is purchased primarily from domestic vendors including Sharon Anthony, Koret, Top Notch, Maggie McNaughton, C. M. Shapes and Victoria Jones Woman.

     Private label merchandise made exclusively for the Company comprises approximately 35% of the merchandise mix. Significant private label categories include sweaters, blouses, skirts, tops, coats, activewear, suits and hosiery. Trademarks owned and used include "CST Studio", "Maggie Barnes", "Kathy White", "Liz & Me", "AD Sport", "Grove Avenue" and "Jon Lawrence." Private label merchandise, which carries a higher initial markup, allows the Company to offer its customers exclusive merchandise at attractive prices and to control size specifications and quality. The Company employs a vice-president of product development and a three-person product development staff to design the styles and develop fit specifications. The Company expects to continue to expand its private label merchandise.

     Personalized customer service is emphasized in all operating divisions. Sales associates are trained in techniques that emphasize product knowledge, wardrobing and telephone contact to better advise and service the customers. Personnel in all operating divisions provide fitting room service. Personalized service is supplemented by store procedures designed to allow the customer to efficiently make purchases and by merchandise presentation. Sales associates can also use the Company's systems to locate garments in a size, style or color requested by the customer but not available in the associate's store.

     The Company's point-of-sale registers capture financial, credit and statistical information at the time of each merchandise transaction. This information is used on a regular basis to evaluate and adjust each store's merchandise mix. Merchandise assortments are tailored to each store, with merchandise selected and distributed based on each store's profile and sales experience.

     All four operating divisions carry a broad selection of merchandise. Catherine's and Plus Sizes focus on budget to moderate price points, while Added Dimensions and The Answer concentrate on moderate to better price points. Catherine's and Added Dimensions are competitively priced while Plus Sizes and The Answer price below competitors. All divisions centrally control markdowns which are taken during the season on slow selling styles. At the end of the season, merchandise is consolidated and liquidated through clearance sales.

Purchasing and Distribution
---------------------------

     A significant portion of the Company's merchandise is purchased from domestic vendors who offer brand name merchandise not generally sold by the Company's competitors. The Company attempts to obtain exclusive merchandise from these vendors for the Company, including merchandise for the Company's larger sizes.

     In addition to domestically purchased brand name merchandise, the Company also has private label merchandise produced in the Far East. A group of the Company's buyers visits manufacturers in Taiwan, Hong Kong and Korea twice a year to arrange for merchandise to be manufactured for the Company under its own private labels. Approximately 15% of the Company's merchandise is purchased overseas. Such purchases are made in U.S. dollars and generally are financed by letters of credit. To date, the Company has not experienced difficulties in purchasing merchandise overseas or importing such merchandise into the United States. If political instability in a country where imported merchandise is produced or other factors disrupt or curtail overseas production, the Company believes it would have adequate alternate sources of merchandise.

     At February 1, 1997, the Company employed one executive vice-president of merchandising, one senior vice-president of merchandising, five vice-presidents of merchandising, 26 buyers and three associate buyers. The merchandise and buying staff is supplemented by a vice-president of product development and a three-person product development staff, which designs, develops fit specifications, controls quality and procures private label merchandise. The Catherine's and PS...Plus Sizes, Plus Savings buyers are based in Memphis and visit New York City eight to twelve times per year to make purchases. Added Dimensions and The Answer's merchandising and buying organization operates from leased facilities in New York City. In fiscal 1996, the Company purchased merchandise from approximately 700 vendors. The Company's ten largest domestic vendors accounted for 23% of the Company's purchases with no single vendor accounting for more than 3% of the Company's domestic purchases. The Company believes its relationships with its vendors are strong and that the loss of any one vendor would not have a material adverse effect on the Company's business.

     Almost all of the Company's purchases are shipped to the Company's 213,000 square foot distribution center in Memphis, Tennessee. At the distribution center, which is designed to handle up to approximately 1,000 stores, merchandise is received, counted, and sorted for distribution to the Company's stores. A merchandise distribution and planning staff determines the quantities to be shipped to each store based on the store's needs and merchandise profile. After the merchandise is picked and packed by store, it is shipped to the stores daily via commercial package delivery services.

Store Operations
----------------

     As of February 1, 1997, the Company operated 457 stores in
40 states and the District of Columbia. The following table sets forth the location of these stores:

                    Store Locations by State
                    ------------------------

State                   Total          State              Total
-----                   -----          -----              -----

Alabama                 14.00          Missouri           11.00
Arkansas                 4.00          Nebraska            3.00
Arizona                  5.00          New Jersey          5.00
California              18.00          New Mexico          1.00
Colorado                 4.00          New York           15.00
Connecticut              1.00          North Carolina     20.00
District of Columbia     1.00          North Dakota        1.00
Delaware                 2.00          Oklahoma            6.00
Florida                 25.00          Ohio               36.00
Georgia                 24.00          Oregon              4.00
Illinois                28.00          Pennsylvania       11.00
Indiana                 15.00          Rhode Island        1.00
Iowa                     5.00          South Carolina     14.00
Kansas                   3.00          South Dakota        1.00
Kentucky                 4.00          Tennessee          24.00
Louisiana               17.00          Texas              37.00
Maryland                11.00          Virginia           24.00
Massachusetts            6.00          Washington          8.00
Michigan                26.00          Wisconsin           8.00
Minnesota                6.00          West Virginia       2.00
Mississippi              6.00


     The Company's stores range in size from approximately 2,000 to 8,100 square feet and average approximately 3,600 square feet. In order to be in a position to provide a broader assortment of merchandise in its stores, the Company expects future stores for all divisions to be as large or larger than the current average and intends, where warranted, to expand smaller existing stores, either by expanding in existing locations or by moving to larger locations as leases expire, to take advantage of market opportunities to increase sales.

     Over 83% of the Company's stores are located in strip shopping centers or are free standing. The remaining stores are located in shopping malls. The Company believes its locations generally are in high traffic areas and offer adequate parking. The Company seeks to create an atmosphere of excitement through its new merchandise flow, sales promotions, merchandise presentation and the quality, value and depth of its merchandise assortments.

     Each store is staffed by a store manager, a co-manager and/or one or more assistant managers, and several sales associates. Most store managers have at least five years of retail experience. Store managers report to district managers, who in turn report to the Company's Regional Directors of Stores.

     The Company periodically reviews its store base and determines whether particular stores need to be improved or closed. During the last 5 years, the Company opened 35% of its current store base and remodeled/relocated 24% of its current store base. The Company generally closes a store at the end of a lease term when the operating profit generated by the store is insufficient to make a contribution to fixed corporate overhead. Stores are closed prior to lease expiration when they are unprofitable and have, in the Company's opinion, limited potential for improvement and the Company has reached satisfactory agreement with the landlord for closing the location. The Company closed nine stores in fiscal year 1996, 12 stores in fiscal year 1995 and six stores in fiscal year 1994.

     During fiscal 1996, the Company opened 34 stores and relocated 19 stores. The average capital cost to build a new store is approximately $107,000 plus inventory requirements of approximately $118,000 per store (of which approximately 49% is financed by vendor accounts payable).

     The Company expects to open between six and ten stores and to relocate or remodel up to 18 stores in fiscal 1997. The Company believes there are adequate real estate opportunities to open additional stores in the markets it currently serves and to enter new markets in its overall trade areas.

Marketing
---------

     The Company uses direct mail as its primary advertising medium. The Company builds its mailing list by capturing customer name, address, payment and purchase information at the point-of-sale. Using this list of over two million names, each of the Company's operating divisions sends ten to twelve direct mail pieces per year designed to attract customers to its stores for special values or discounts. Additional advertising is done in newspapers and mall required circulars. In fiscal 1996, advertising expense was 4.3% of net sales with direct mail accounting for 69% of the total.

     The Company offers two types of customer loyalty programs. Catherine's and PS...Plus Sizes, Plus Savings offers a "Perks" card which is purchased by the customer and entitles her to a discount on all purchases for one year. Added Dimensions and The Answer provide in house charge customers with a "Preferred Customer" program, which entitles them to a gift certificate when certain purchase levels are reached.

     In addition, the Company believes its stores' locations in convenient high traffic mall and highly visible strip shopping centers, and its creative store displays, attract customers.

Credit Operations
-----------------

     The Company offers each operating division's customers the convenience of a private label credit card. Sales made with the private label card accounted for 36% of the Company's fiscal 1996 net sales. The Company's credit card is held by more than 1,025,000 customers. The Company also permits its customers to pay in cash, with personal checks, third party cards or by using its layaway plan.

     The Company uses Hurley State Bank ("HSB"), a subsidiary of SPS Transactions, Inc., to finance and service its private label credit card program. HSB provides the following services: new account approval, credit authorization, billing and account collection. Under this agreement, the Company sells its receivables from in-house credit sales on a daily basis without recourse, at face value. The Company can be charged a discount fee on these sales beginning February 1998. The agreement allows the Company to repurchase the accounts receivable at the end of the five-year term at face value and allows the purchaser to put the accounts receivable back to the Company at face value in the event of a change in the Company's ownership. The balance of accounts receivable held by HSB, on February 1, 1997, was approximately $75,698,000.

Merchandise Information Systems
-------------------------------

     The Company uses a sophisticated on-line merchandise information system which was purchased from and is maintained by a third party. The Company operates its own in-house computer facility. Buyers are on-line with the system and are provided with detailed daily sales and inventory information, from which they make decisions regarding purchases and markdowns. The District Managers have access available to them, through lap-top computers, of daily sales, inventory information and other information that can be used in making staffing and merchandising decisions. The distribution center uses the system to facilitate the recording of merchandise receipts, the printing of tickets and the distributing of merchandise. This system also allows the Company to capture, at the point-of-sale, customer profile information which is used as a customer mailing list for direct mail promotion of sales events.

     The Company scans merchandise price tickets at the point-of-sale and point-of-sale registers automatically determine the correct price through a price look-up capability. The registers also capture financial, credit and statistical information and provide reports on sales by department and class for financial reporting purposes, and weekly reports on sales by style, color and size for use by the Company's buyers and management. The merchandise distributors use this information on a regular basis to evaluate and adjust each store's merchandise mix.

     The Company continues to review its information systems needs. Currently, the Company is upgrading and updating some of its merchandising systems to client server based technology. In making these changes, the Company will be able to access information more quickly, retain statistical information for longer periods of time and enhance reporting capabilities.

Employees
---------

     As of February 1, 1997, the Company had approximately 2,100 full-time equivalent employees. The Company has a significant number of part-time store employees and, as is typical in the retail industry, has experienced high turnover in its retail sales personnel. However, the Company has not experienced significant difficulty in hiring qualified personnel. Of the total work force, approximately 345 employees are employed in the Company's corporate offices and distribution center. Some of the Company's distribution center employees are represented by the Upholstery and Allied Industries Division of the United Steelworkers of America. The Company and the union have ratified a three-year contract, which expires in 1998. Management believes there has been no material effect on its operations from this representation.

Competition
-----------

     All aspects of the women's retail apparel business are highly competitive. The Company's primary competitors are department stores, specialty retailers, discount stores and mail order companies. Many of these competitors are larger and have greater financial, marketing and other resources than the Company. The Company believes that the breadth of its merchandise assortments, including sizes over 26, its advertising programs, its customer service and its ability to obtain desirable store locations are important factors in enabling it to compete effectively.

Trademarks
----------

     The Company owns all rights to the trademarks and trade names it believes are necessary to conduct its business as presently operated. The Company believes that its trade names, "Catherine's," "PS...Plus Sizes, Plus Savings, " "Added Dimensions" and "The Answer, The Elegant Large-Size Discounter," are material to its business.

ITEM 2.  PROPERTIES
-------------------

     The Company leases all of its stores and believes the lease terms are generally favorable. At February 1, 1997, the average base rent for the Company's 457 stores was $12.25 per square foot. Lease terms range from one to thirteen years and approximately 46% contain renewal options. Approximately 85% of the leases have percentage rent clauses. Most of the leases also require the Company to pay a pro rata share of taxes and common area maintenance. Many of the leases for recently opened stores permit the Company to terminate the lease within two to three years after commencement of the lease term if sales fail to meet minimum thresholds.

     The Company owns its corporate offices and its distribution center. The distribution center was designed to handle 1,000 stores. Management feels that these facilities will adequately handle the office space and distribution requirements for the foreseeable future.

     The following table sets forth, as of February 1, 1997, the number of leases that will expire in each of the indicated calendar years (including renewal options):

                                           Number of
                   Calendar Year        Leases Expiring
                   -------------        ---------------

                       1997                    46
                       1998                    73
                       1999                   104
                       2000                    66
                       2001                    84
                    Thereafter                 84
                                             -----
                                              457
                                             =====

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Company is from time to time involved in routine litigation incidental to the conduct of its business, substantially all of which is covered by existing insurance coverage. The Company believes that no currently pending litigation to which it is a party will have a material adverse effect on its consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     Not applicable.


                             PART II
                             -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
SECURITY HOLDER MATTERS
-------------------------------------------------------------

MARKET PRICE INFORMATION

     The Company's Common Stock is traded on the National Market System of the National Association of Security Dealers, Inc. Automated Quotation System (the "NASDAQ National Market System") under the symbol "CATH." The high and low sales prices per share of the Common Stock as reported on the NASDAQ National Market System is incorporated by reference to the Annual Report to Shareholders (p.29).

     The Company has not heretofore paid cash dividends and it is not anticipated that the Company will pay such dividends in the foreseeable future due to restrictions on such payments contained in the Company's bank credit agreement and its point-of-sale equipment lease agreement, and the business judgment of the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     Incorporated by reference to the Annual Report to Shareholders under the caption "Selected Financial Data" (on p.
24).

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------

     Incorporated by reference to the Annual Report to Shareholders under the caption "Management's Discussion and Analysis" (beginning on p. 8).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     Incorporated by reference to the Annual Report to Shareholders (beginning on p. 12).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES
---------------------------------------------------------

     None.


                            PART III
                            --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     Incorporated by reference to the Proxy Statement under the caption "Election of Directors" (beginning on p. 3).

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     Incorporated by reference to the Proxy Statement under the caption "Executive Compensation" (beginning on p. 5).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
-------------------------------------------------------------

     Incorporated by reference to the Proxy Statement under the caption "Ownership of Common Stock by Directors, Officers and
Certain Beneficial Owners" (beginning on p. 2).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Incorporated by reference to the Proxy Statement under the caption "Compensation Committee Interlocks and Insider
Participation" (beginning on p. 10).


                             PART IV
                             -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K
-----------------------------------------------------------------

     (a)1.  Consolidated Financial Statements

     Statements incorporated herein by reference to the Annual
Report to Shareholders (pages 12 through 23):

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.

               CONSOLIDATED BALANCE SHEETS as of February 1, 1997 and February 3, 1996.

               CONSOLIDATED STATEMENTS OF INCOME for the Years
               Ended February 1, 1997, February 3, 1996 and
               January 28, 1995.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the Years Ended February 1, 1997, February 3,
               1996 and January 28, 1995.

               CONSOLIDATED STATEMENTS OF CASH FLOWS for the
               Years Ended February 1, 1997, February 3, 1996 and
               January 28, 1995.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     (a)2.  Financial Statement Schedules

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.

               Schedule I - Condensed Financial Information of
               Registrant

               Schedule II - Valuation and Qualifying Accounts

               All other statements are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements.

     (a)3.  Exhibits. See Index to Exhibits beginning on page __

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the last quarter covered by this report.






SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 25, 1997.

                              CATHERINES STORES CORPORATION


                              By:  /s/ David C. Forell
                                 -------------------------------
                                 David C. Forell
                                 Executive Vice President and
                                   Chief Financial Officer






     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                   Title                    Date
         ---------                   -----                    ----

 /s/ Bernard J. Wein
-------------------------   Chairman of the Board of     ----------------
Bernard J. Wein             Directors, Chief Executive
                            Officer and Director
                            (Principal Executive Officer)


 /s/ Stanley H. Grossman
-------------------------   Executive Vice President,    ----------------
Stanley H. Grossman         Secretary and Director


 /s/ David C. Forell        Executive Vice President
-------------------------   and Chief Financial Officer  ----------------
David C. Forell             and Director (Principal
                            Financial and Accounting
                            Officer)


 /s/ James H. Lindy
-------------------------   Director                     ----------------
James H. Lindy


 /s/ Allen B. Morgan, Jr.
-------------------------   Director                     ----------------
Allen B. Morgan, Jr.


 /s/ Wellford L. Sanders, Jr.
-------------------------   Director                     ----------------
Wellford L. Sanders, Jr.


 /s/ Elliot J. Stone
-------------------------   Director                     ----------------
Elliot J. Stone






                                                   Schedule I

                  Catherines Stores Corporation
          Condensed Financial Information of Registrant
                         Balance Sheets
                     (dollars in thousands)


                                        February 1,  February 3,
                                           1997         1996
                                        -----------  -----------
ASSETS:
Cash                                      $      5     $      5
Accounts Receivable                            750          611
Inventory                                   12,472       12,939
Prepaid Expenses                               225          229
Deferred Income Taxes                          268            -
Investment in Subsidiaries -
  eliminated in consolidation               71,316       68,597
Intercompany Receivable                        916        4,498
Property and Equipment, net of
  accumulated depreciation                   6,525        6,504
                                           -------      -------
          TOTAL ASSETS                      92,477       93,383
                                           =======      =======

LIABILITIES:
Accounts Payable                            22,518       20,684
Accrued Liabilities                              5           20
Income Taxes Payable                             8          446
                                           -------      -------
          Total Liabilities                 22,531       21,150
                                           -------      -------
STOCKHOLDERS' EQUITY:
Common Stock                                    72           77
Additional Paid-In Capital                  46,391       49,958
Retained Earnings                           23,483       22,198
                                           -------      -------
          Total Stockholders' Equity        69,946       72,233
                                           -------      -------
     TOTAL LIABILITIES &
       STOCKHOLDERS' EQUITY               $ 92,477     $ 93,383
                                           =======      =======

             The accompanying notes are an integral
                  part of these balance sheets.





                                                   Schedule I
                                                   (continued)

                  Catherines Stores Corporation
          Condensed Financial Information of Registrant
                      Statements of Income
                     (dollars in thousands)


                                             Years Ended
                                    -----------------------------
                                    Feb. 1,    Feb. 3,   Jan. 28,
                                     1997       1996       1995
                                    -------    -------   --------

Sales                              $170,002   $182,842    $  -

Cost of sales                       159,217    161,216       -
                                    -------    -------     -----

Gross margin                         10,785     21,626       -

Selling, general and
  administrative expenses            12,633     11,299       -
                                    -------    -------     -----

Income (loss) before income taxes    (1,848)    10,327       -

Income tax benefit (provision)          158     (3,614)      -

Equity in subsidiaries'
  continuing earnings (losses)        2,976     (3,603)    5,600
                                    -------    -------     -----

Net income                         $  1,286   $  3,110    $5,600
                                    =======    =======     =====






                                                   Schedule I
                                                   (continued)

                  Catherines Stores Corporation
          Condensed Financial Information of Registrant
                    Statements of Cash Flows
                     (dollars in thousands)


                                            Years Ended
                                    ----------------------------
                                    Feb. 1,   Feb. 3,   Jan. 28,
                                     1997      1996       1995
                                    -------   -------   --------

Cash flows from operating
 activities:
Net income                         $ 1,286   $ 3,110    $ 5,600
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
  Equity in undistributed
   (earnings) losses of
   subsidiaries                     (2,976)    3,603     (5,600)
  Depreciation and amoritization       306       312        -
  Change in current assets and
   liabilities                       1,712    (7,020)       -
  Change in deferred income taxes     (268)      -          -
                                    ------    ------     ------
     Total adjustments in current
      assets and liabilities        (1,226)   (3,105)       -
                                    ------    ------     ------
Net cash provided by operating
 activities                             60         5        -
                                    ------    ------     ------

Cash flows from investing
 activities:
    Capital expenditures              (327)     (206)       -
    Cash distribution from
     subsidiaries                    3,839       -        2,975
    Capital contribution to
     subsidiaries                      -         -         (229)
                                    ------    ------     ------
Net cash provided by (used in)
 investing activities                3,512      (206)     2,746
                                    ------    ------     ------

Cash flows from financing
 activities
    Sales of common stock, net
     of cash expenses                  164       206        229
    Repurchase of common stock      (3,736)              (2,975)
                                    ------    ------     ------
Net cash (used in) provided
 by financing activities            (3,572)      206     (2,746)
                                    ------    ------     ------
Net change in cash                 $   -     $     5    $   -
                                    ======    ======     ======

             The accompanying notes are an integral
               part of these financial statements.




                                                   Schedule I
                                                   (continued)
                  Catherines Stores Corporation
                  Notes to Financial Statements

1.  GENERAL
    -------

     Catherines Stores Corporation ("Stores"), through its wholly-owned subsidiaries, collectively "the Company", operates retail specialty stores selling women's large-size clothing and accessories in locations throughout the United States. Stores' principal assets are its investments in its subsidiaries and a retail distribution center. Stores provides merchandise buying and distribution services to its operating subsidiaries.

     These statements should be read in conjunction with the audited consolidated financial statements of the Company as of February 1, 1997, February 3, 1996 and January 28, 1995. Accordingly, significant accounting policies and other disclosures necessary for complete financial statements in conformity with generally accepted principles have been omitted since such items are reflected in the Company's audited consolidated financial statements and related notes thereto. Information with respect to material contingencies, long-term obligations and guarantees of Stores, for all periods presented, is also disclosed in the audited consolidated financial statements and related notes thereto.

Accounts Receivable
-------------------

     Accounts receivable consists of trade vendor receivables.

Merchandise Inventory
---------------------

     Merchandise inventory represents inventory purchased by Stores for its operating subsidiaries that was intransit to or being held at its retail distribution facility at fiscal year end.

Intercompany Transactions
-------------------------

     Stores and its subsidiaries have entered into an exclusive merchandise buying and distribution services agreement and an agency agreement. Under the buying and distribution services agreement, Stores performs all transactions necessary to provide merchandise to its subsidiaries for retail sales. These goods are sold at a markup and are recorded as sales on Stores financial statements. The cost of these goods plus markup are booked as a receivable on Stores balance sheet. One of Stores subsidiaries has an agency agreement with Stores and the other subsidiaries in which it provides all administrative and management services. The subsidiary in turn assesses a fee to Stores and its other subsidiaries for these services. These fees plus all funds distributed to meet the obligations of Stores or its other subsidiaries are recorded as intercompany transactions. All intercompany transactions are eliminated in consolidation.

2.  STATEMENTS OF CASH FLOWS
    ------------------------

     On January 29, 1995, Stores reorganized its legal and corporate structure. As a result of this reorganization, Stores began providing merchandise buying and distribution services to its operating subsidiaries.

     In fiscal 1994, Stores repurchased 300,000 shares of its outstanding common stock on the open market. To effect this purchase, a cash distribution of approximately $3,000,000 was made to Stores by its subsidiaries.

     In fiscal 1996, Stores repurchased 509,500 shares of its outstanding common stock on the open market. To effect this purchase, a cash distribution of approximately $3,736,000 was made to Stores by its subsidiaries.







                                                   Schedule II

                  Catherines Stores Corporation
                Valuation and Qualifying Accounts
                     (dollars in thousands)


      Column A           Column B           Column C       Column D    Column E
      --------           --------    --------------------  --------    --------
                                     Charged
                                    (credited)  Charged
                        Balance at      to     (credited)            Balance at
                        beginning   costs and   to other               end of
     Description        of period    expenses   accounts  Deductions   period
     -----------        ----------  ---------- ---------- ---------- ----------

Year ended Jan. 28, 1995:
Allowance for doubtful
 accounts                    115        641        ---       (644)(1)      112
Reserve for inventory
 markdowns                 1,050        500        ---        ---        1,550
Reserve for inventory
 shrinkage                   130         16        ---        ---          146
Reserve for layaway
 cancellations                77        (28)       ---        ---           49
Reserve for sales returns
 and allowances              210        (20)       ---        ---          190

Year ended Feb. 3, 1996:
Allowance for doubtful
 accounts                    112        151        ---       (208)(1)       55
Reserve for inventory
 markdowns                 1,550        630        ---        ---        2,180
Reserve for inventory
 shrinkage                   146         10        ---        ---          156
Reserve for layaway
 cancellations                49        (20)       ---        ---           29
Reserve for sales returns
 and allowances              190         60        ---        ---          250

Year ended Feb. 1, 1997:
Allowance for doubtful
 accounts                     55        164        ---       (144)(1)       75
Reserve for inventory
 markdowns                 2,180        270        ---        ---        2,450
Reserve for inventory
 shrinkage                   156        ---        ---        ---          156
Reserve for layaway
 cancellations                29         (2)       ---        ---           27
Reserve for sales returns
 and allowances              250         13        ---        ---          263


------------------------
(1) Accounts written off, less recoveries.







                          EXHIBIT INDEX


Number
Assigned in
Regulation
S-K, Item 601        Description of Exhibit
-------------        ----------------------

(2)  2.1       Agreement and Plan of Merger pursuant to which the
               Registrant's succession has occurred is
               incorporated herein by reference to Exhibit 2.1 to the Registration of Securities of Certain
               Successor Issuers on Form 8-B dated January 29,
               1995, to which such Agreement and Plan of Merger is attached as Exhibit A.

(3)  3.1       Charter is incorporated by reference to Exhibit
               2.1 to the Registration of Securities of Certain
               Successor Issuers on Form 8-B dated January 29,
               1995, to which such Charter is attached as Exhibit
               B.

     3.2       Bylaws are incorporated by reference to Exhibit
               2.1 to the Registration of Securities of Certain Successor Issuers on Form 8-B dated January 29, 1995, to which such Charter is attached as Exhibit C.

(4)  4.1       Specimen Common Stock Certificate is incorporated
               by reference to Exhibit 4.1 to the Registration of Securities of Certain Successor Issuers on Form 8-
               B dated January 29, 1995.

(10) 10.1      Form of Indemnity Agreement dated as of June 3,
               1992 between Registrant and each of Stanley H.
               Grossman, David C. Forell, James H. Lindy and
               Allen B. Morgan, Jr. is incorporated herein by reference to Exhibit 10.23 to the Registration
               Statement of the Company dated November 30, 1992
               (SEC File No. 33-55320).

     10.2 Form of Indemnity Agreement dated as of May 23, 1991 between Catherines, Inc. And each of Bernard
               J. Wein, Robert V. Glaser, Wellford L. Sanders, Jr., Elliot J. Stone and Savio W. Tung is incorporated herein by reference to Exhibit 10.23 to Amendment No. 1 to the Registration Statement of the Company dated June 28, 1991 (SEC File No. 33-40832).

     10.3 Form of Indemnity Agreement dated as of June 3, 1992 between Catherines, Inc. and each of Stanley
               H. Grossman, David C. Forell, James H. Lindy and Allen B. Morgan, Jr. is incorporated herein by reference to Exhibit 10.20 to the Registration Statement of the Company dated November 30, 1992 (SEC File No. 33-55320).

     10.4 Master Equipment Lease Agreement dated March 15, 1991 between Sanwa Business Credit Corporation and Catherines, Inc. and related agreements is incorporated herein by reference to Exhibit 10.25 to Amendment No. 1 to the Registration Statement of the Company dated June 28, 1991 (SEC File No. 33-40832).

     10.5 Supplement No. 1 to Master Equipment Lease Agreement dated as of September 30, 1991 between Sanwa Business Credit Corporation and Catherines, Inc. and related agreements is incorporated herein by reference to Exhibit 10.21 to the Registration Statement of the Company dated March 12, 1992 (SEC File No. 33-46334).

     10.6 Supplement No. 2 to Master Equipment Lease Agreement dated as of June 8, 1992 between Sanwa Business Credit Corporation and Catherines, Inc. and related agreements is incorporated herein by reference to Exhibit 10.23 to the Registration Statement of the Company dated November 30, 1992 (SEC File No. 33-55320).

     10.7 Hardware Purchase and Software License Agreement between STS Systems, Ltd. and Catherines, Inc. is incorporated herein by reference to Exhibit 10.23 to the Registration Statement of the Company dated March 12, 1992 (SEC File No. 33-46334).

     10.8      Purchase agreement dated October 1, 1992 between
               Catherines, Inc. and Hurley State Bank is incorporated herein by reference to Exhibit 10.25 to the Registration Statement of the Company dated
               November 30, 1992 (SEC File No. 33-55320).

     10.9 Merchant Services Agreement dated October 1, 1992 between Catherines, Inc. and Hurley State Bank is incorporated herein by reference to Exhibit 10.26 to the Registration Statement of the Company dated November 30, 1992 (SEC File No. 33-55320).

    10.10      Service Agreement dated October 1, 1992 between
               Catherines, Inc. and Hurley State Bank is incorporated herein by reference to Exhibit 10.27 to the Registration Statement of the Company dated
               November 30, 1992 (SEC File No. 33-55320).

    10.11 Agreement and Plan of Merger dated as of October 2, 1992 among Catherines Stores Corporation, Virginia Acquisition Corp., Virginia Specialty Stores, Inc. and Walter S. Segaloff is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated November 17, 1992.

    10.12 Amendment No. 1 dated November 3, 1992 to said Agreement and Plan of Merger is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company dated November 17, 1992.

    10.13 Escrow Agreement dated as of November 3, 1992 by and among Catherines Stores Corporation, Virginia Acquisition Corp., Virginia Specialty Stores, Inc., Walter S. Segaloff, Signet Trust Company and W.S.S. Group, Inc. is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company dated November 17, 1992.

    10.14 Noncompetition Agreement dated as of November 3, 1992, 1992 among Catherines Stores Corporation, Virginia Acquisition Corp., Virginia Specialty Stores, Inc. and Walter S. Segaloff is incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of the Company dated November 17, 1992.

    10.15 Indemnity Agreement dated as of November 3, 1992 among Catherines Stores Corporation, Virginia Acquisition Corp., Virginia Specialty Stores, Inc. and Walter S. Segaloff is incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of the Company dated November 17, 1992.

    10.16 Stock Purchase and Registration Agreement dated as of November 3, 1992 by and among Catherines Stores Corporation, Signet Trust Company, the Purchaser Advisors and the Purchasers is incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K of the Company dated November 17, 1992.

    10.17 Supplement No. 3 to Master Lease Agreement dated as of December 31, 1992, between Sanwa Business Credit Corporation and Catherines, Inc. is incorporated herein by reference to Exhibit 10.37 to the Registration Statement of he Company dated November 20, 1992, (SEC File No. 33-55320).

    10.18 Supplement No. 4 to Master Lease Agreement dated as of December 31, 1992, between Sanwa Business Credit Corporation and Catherines, Inc. is incorporated herein by reference to Exhibit 10.37 to the Registration Statement of the Company dated November 30, 1992 (SEC File No. 33-55320).

    10.19 Real Estate Purchase Agreement dated as of February 24, 1993 by and between Catherines, Inc. and Holiday Inns, Inc. is incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K of the Company for the fiscal year ended January 29, 1994.

    10.20 Supplement No. 5 to Master Lease Agreement dated as of June 30, 1993, between Sanwa Business Credit Corporation Business Credit Corporation and Catherines, Inc. is incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of the Company for the fiscal year ended January 29, 1994.

    10.21      Master Lease Agreement No. 092893 dated September
               28, 1993 between Econocom-USA, Inc. and
               Catherines, Inc. is incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K of the Company for the fiscal year ended
               January 29, 1994.

    10.22 Real Property Lease Agreement dated as of December 10, 1993 by and between the Industrial Development Board of the City of Memphis and County of Shelby, Tennessee and Catherines, Inc. is incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K of the Company for the fiscal year ended January 29, 1994.

    10.23 Equipment Lease Agreement dated December 31, 1993 by and between First American National Bank and Catherines, Inc. is incorporated herein by reference to Exhibit 10.33 to the Annual Report on Form 10-K of the Company for the fiscal year ended January 29, 1994.

    10.24 Credit Agreement dated as of March 31, 1994, between and among Catherines, Inc., Catherines Stores Corporation, Virginia Specialty Stores, Inc., Added Dimensions, Inc. Linda Karan-Large Size Factory Outlet, Inc., The Answer-The Elegant Large Size Discounter, Inc. and First American National Bank is incorporated herein by reference to Exhibit 10.34 to the Annual Report on Form 10-K of the Company for the fiscal year ended January 29, 1994.

    10.25 Amendment to Supplement No. 1 dated as of October 1, 1994, by and between Sanwa Business Credit Corporation and Catherines, Inc. is incorporated herein by reference to Exhibit 10.33 to Registration of Certain Successor Issuers on Form 8-B dated January 29, 1995.

    10.26 Amendment to Supplement No. 3 dated as of October 1, 1994, by and between Sanwa Business Credit Corporation and Catherines, Inc. is incorporated herein by reference to Exhibit 10.34 to Registration of Certain Successor Issuers on Form 8-B dated January 29, 1995.

    10.27 Amendment to Supplement No. 5 dated as of October 1, 1994, by and between Sanwa Business Credit Corporation and Catherines, Inc. is incorporated herein by reference to Exhibit 10.35 to Registration of Certain Successor Issuers on Form 8-B dated January 29, 1995.

    10.28      Second Amendment to Master Equipment Lease
               Agreement dated as of June 8, 1992, by and between Sanwa Business Credit Corporation and Catherines,
               Inc. is incorporated herein by reference to
               Exhibit 10.36 to Registration of Certain Successor
               Issuers on Form 8-B dated January 29, 1995.

    10.29 Fifth Amendment to Master Equipment Lease Agreement dated as of January 29, 1995, by and between Sanwa Business Credit Corporation and Catherines, Inc. is incorporated herein by reference to Exhibit 10.37 to Registration of Certain Successor Issuers on Form 8-B dated January 29, 1995.

    10.30 First Amendment to Credit Agreement dated as of January 29, 1995, between and among Catherines, Inc., Catherines Stores Corporation, Catherines of California, Inc., Catherines of Pennsylvania, Inc., CSC Sub, Inc., Catherines Partners, L.P. and First American National Bank, as Agent for itself and Hibernia National Bank and The Hongkong and Shanghai Banking Corporation Limited is incorporated herein by reference to Exhibit 10.38 to Registration of Certain Successor Issuers on Form 8-B dated January 29, 1995.

    10.31 First Amended and Restated Merchant Services Agreement dated as of October 1, 1992, by and between Hurley State Bank and Catherines, Inc. is incorporated herein by reference to Exhibit 10.39 to Registration of Certain Successor Issuers on Form 8-B dated January 29, 1995.

    10.32 First Amended and Restated Merchant Services Agreement dated as of November 2, 1992, by and between Hurley State Bank and Virginia Specialty Stores, Inc. is incorporated herein by reference to Exhibit 10.40 to Registration of Certain Successor Issuers on Form 8-B dated January 29, 1995.

    10.33 Amendment to Network Services Agreement dated as of January 29, 1995, by and between SPS Payment Systems, Inc. and Catherines, Inc is incorporated herein by reference to Exhibit 10.41 to Registration of Certain Successor Issuers on Form 8-B dated January 29, 1995.

    10.34 Supplement No. 6 to Master Equipment Lease Agreement dated as of October 1, 1994, by and between Sanwa Business Credit Corporation and Catherines, Inc. is incorporated herein by reference to Exhibit 10.42 to Registration of Certain Successor Issuers on Form 8-B dated January 29, 1995.

    10.35 Master Agreement dated as of February 1, 1995, among Catherines, Inc., Investcorp International,
               Inc. and Card Establishment Services, Inc.

    10.36 Standard Agreement dated as of June 8, 1995, between Catherines Stores Corporation and United
               Steelworkers of America, AFL-CIO, CLC, Local No.
               1002.

    10.37 Second Amendment to Credit Agreement dated as of December 6, 1995, between and among Catherines, Inc., Catherines Stores Corporation, Catherines of California, Inc., Catherines of Pennsylvania, Inc., Catherines, Partners, L.P. and First American National Bank, as Agent for itself and Hibernia National Bank and The Hongkong and Shanghai Banking Corporation Limited.

    10.38 Third Amendment to Credit Agreement between and among Catherines, Inc., Catherines Stores Corporation, Catherines of California, Inc. Catherines of Pennsylvania, Inc., Catherines Partners, L.P. and First American National Bank, as Agent for itself and Hibernia national Bank and The Hongkong and Shanghai Banking Corporation Limited.

    10.39* Fourth Amendment to Credit Agreement between and among Catherines, Inc., Catherines Stores Corporation, Catherines of California, Inc. Catherines of Pennsylvania, Inc., Catherines Partners, L.P. and First American National Bank, as Agent for itself and Hibernia national Bank and The Hongkong and Shanghai Banking Corporation Limited.

    10.40* Fifth Amendment to Credit Agreement between and among Catherines, Inc., Catherines Stores Corporation, Catherines of California, Inc. Catherines of Pennsylvania, Inc., Catherines Partners, L.P. and First American National Bank, as Agent for itself and Hibernia national Bank and The Hongkong and Shanghai Banking Corporation Limited.

    10.41*     Professional Outsourcing Agreement between
               Catherines Stores Corporation and Computers &
               Networks, Inc. dated December 10, 1996.


MANAGEMENT CONTENTS, COMPENSATORY PLANS OR ARRANGEMENTS, ETC.

   10.100 Form of Executive Employment Agreements dated May 23, 1991 between Catherines, Inc. and each of Bernard J. Wein, Stanley H. Grossman and David C. Forell is incorporated herein by reference to
               Exhibit 10.2 to the Registration Statement of the Company dated May 24, 1991 (SEC file No. 33-40832).

   10.101 The Registrant's Restated 1990 Performance Units Plan, as amended, is incorporated herein by reference to Exhibit 10.4 to the Registration Statement of the Company dated May 24, 1991 (SEC File No. 33-40832).

   10.102 Executive Annuity Agreement dated April 20, 1989 between Catherines, Inc. and Bernard J. Wein is incorporated herein by reference to Exhibit 10.6 to the Registration Statement of the Company dated May 24, 1991 (SEC File No. 33-40832).

   10.103 Executive Annuity Agreement dated April 20, 1989 between Catherines, Inc. and Stanley Grossman is incorporated herein by reference to Exhibit 10.7 to the Registration Statement of the Company dated May 24, 1991 (SEC File No. 33-40832).

   10.104 Executive Insurance Agreement dated April 20, 1989 between Catherines, Inc. and David C. Forell is incorporated herein by reference to Exhibit 10.8 to the Registration Statement of the Company dated May 24, 1991 (SEC File No. 33-40832).

   10.105 Catherines Senior Management Bonus Plan is incorporated herein by reference to Exhibit 10.9 to the Registration Statement of the Company dated
               May 24, 1991 (SEC File No. 33-40832).

   10.106 The Registrant's 1994 Omnibus Incentive Plan is incorporated by reference to Exhibit 10.1 to the Registration Statement of the Registrant dated May
               31, 1994 (SEC File No. 33-79598).

(11) 11.1*     Statement re Computation of Weighted Average
               Number of Common Shares Outstanding.

(13) 13.1*     The Company's Annual Report to Shareholders for
               the fiscal year to which this Annual Report on Form 10-K relates, to the extent incorporated herein by reference.

(21) 21.1      Subsidiaries are incorporated herein by reference
               to Exhibit 21.1 to Registration of Securities of Certain Successor Issuers on Form 8-B dated
               January 29, 1995.

(23) 23.1*     Consent of Arthur Andersen LLP.

     23.2*     Report of Arthur Andersen LLP on Schedules.


--------------------
* Previously unfiled documents are noted with an asterisk.