Form 10-Q
period 1997-05-03
CATHERINES STORES CORP
filed 1997-06-17
CIK 875194

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 3, 1997 or
                               -----------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File No.   000-19372
                    -------------

                  CATHERINES STORES CORPORATION
           -------------------------------------------
     (exact name of registrant as specified in its charter)

         Tennessee                         62-1350411
-------------------------------         ------------------
(State or other jurisdiction of           (IRS Employer
incorporation or organization)          Identification No.)

      3742 Lamar Ave, Memphis, TN            38118
      -----------------------------------------------
 (Address of principal executive offices)   (zip code)

Registrant's telephone number, including area code  (901) 363-3900
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

     As of June 16, 1997 there were 7,204,470 shares of Catherines Stores Corporation common stock outstanding.

                  CATHERINES STORES CORPORATION

                            FORM 10-Q

                           May 3, 1997

                        Table of Contents

                                                       Page No.
                                                       --------

PART 1 -  FINANCIAL INFORMATION

   Item 1 -  Financial Statements (unaudited)

                Consolidated Statements of Income          3

                Consolidated Balance Sheets                4

                Consolidated Statements of Cash Flows      5

                Notes to Consolidated Financial
                  Statements                              6-9

   Item 2 -  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                10-11

PART 2 -  OTHER INFORMATION                                12

PART 1 -  Financial Information

Item 1 -  Financial Statements (unaudited)

         CATHERINES STORES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME

                                        Thirteen weeks ended
                                     May 3, 1997   May 4, 1996
                                     -----------  --------------
Net sales                            $70,968,193    $70,464,258

Costs of sales, including buying
  and occupancy costs                 48,670,830     47,493,202
                                      ----------     ----------

Gross margin                          22,297,363     22,971,056

Selling, general and
  administrative expenses             19,653,566     18,769,046

Amortization of intangible
  assets                                 274,878        301,099
                                      ----------     ----------

Operating income                       2,368,919      3,900,911

Interest expense, net                    322,424        291,217
                                      ----------     ----------

Income before income taxes             2,046,495      3,609,694

Provision for income taxes               833,000      1,455,000
                                      ----------     ----------

Net income                           $ 1,213,495    $ 2,154,694
                                      ==========     ==========

Net income per common share          $      0.17    $      0.28
                                      ==========     ==========

Weighted average number of
  common shares outstanding            7,259,603      7,834,025
                                      ==========     ==========

           The accompanying notes are an integral part of these consolidated financial statements.

         CATHERINES STORES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                        May 3,      February 1,
                                         1997          1997
                                      -----------   -----------
ASSETS
Current Assets:
  Cash and cash equivalents          $  4,644,581   $  2,992,339
  Receivables                           3,580,769      3,051,595
  Merchandise inventory                56,065,089     51,933,957
  Prepaid expenses and other            4,793,796      3,478,849
  Deferred income tax asset             1,294,000      1,294,000
                                      -----------    -----------
    Total current assets               70,378,235     62,750,740
                                      -----------    -----------

Property and Equipment, at cost:
  Land                                    500,000        500,000
  Leasehold improvements               23,616,062     22,703,829
  Fixtures and equipment               28,633,334     27,799,419
  Equipment under capital leases        9,336,421      9,204,817
  Improvements in process                 163,383        425,542
                                      -----------    -----------
                                       62,249,200     60,633,607
  Less accumulated depreciation
    and amortization                  (27,048,049)   (25,119,716)
                                      -----------    -----------
                                       35,201,151     35,513,891
                                      -----------    -----------
Deferred Income Taxes                     388,000        388,000
Other Assets and Deferred Charges,
  less accumulated amortization of
  $2,010,187 and $1,910,112 (Note 3)    2,924,986      2,999,552
Goodwill, less accumulated
  amortization of $4,426,151 and
  $4,251,347                          23,538,449     23,713,253
                                      -----------    -----------
                                     $132,430,821   $125,365,436
                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                   $ 26,021,332   $ 25,973,186
  Accrued expenses (Note 4)            12,833,501     12,053,356
  Current maturities of long-term
    bank and other debt                 2,652,447      2,514,849
                                      -----------    -----------
     Total current liabilities         41,507,280     40,541,391
                                      -----------    -----------

Long-Term Bank and Other Debt,
  less current maturities (Note 5)     19,722,343     14,877,902
Stockholders' Equity (Note 7):
  Preferred stock, $.01 par value,
    1,000,000 shares authorized,
    none issued and outstanding             --             --
  Common stock, $.01 par value,
    50,000,000 shares authorized,
    7,204,470 and 7,191,656 shares
    issued and outstanding                 72,045         71,917
  Additional paid-in capital           46,432,123     46,390,691
  Retained earnings                    24,697,030     23,483,535
                                      -----------    -----------
     Total stockholders' equity        71,201,198     69,946,143
                                      -----------    -----------
                                     $132,430,821   $125,365,436
                                      ===========    ===========

             The accompanying notes are an integral
           part of these consolidated balance sheets.

         CATHERINES STORES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        Thirteen weeks ended
                                     May 3, 1997   May 4, 1996
                                     -----------  --------------
Cash Flows from Operating Activities:
  Net income                         $ 1,213,495    $ 2,154,694
                                      ----------     ----------
  Adjustments to reconcile net
    income to net cash used
    by operating activities--
      Depreciation and amortization    2,211,091      1,926,459
      Provision for losses on
       accounts receivable               181,772        126,822
      Change in other non-cash
        reserves                         (75,089)       (68,159)
      Change in current assets and
        liabilities (Note 2)          (5,253,645)    (4,583,138)
      Other                              (33,388)         3,572
                                      ----------     ----------
          Total adjustments           (2,969,259)    (2,594,444)
                                      ----------     ----------
          Net cash used by
            operating activities      (1,755,764)      (439,750)
                                      ----------     ----------
Cash Flows from Investing Activities:
  Capital expenditures                (1,410,952)    (3,250,361)
                                      ----------     ----------
          Net cash used by
            investing activities      (1,410,952)    (3,250,361)
                                      ----------     ----------
Cash Flows from Financing Activities:
  Sales of common stock                   41,560         47,035
  Proceeds from issuance of long-
    term bank and other debt           5,236,000      4,692,000
  Principal payments of long-term
    bank and other debt                 (458,602)      (593,937)
                                      ----------     ----------
          Net cash provided by
            financing activities       4,818,958      4,145,098
                                      ----------     ----------
Net Increase in Cash and Cash
  Equivalents                          1,652,242        454,987
Cash and Cash Equivalents,
  beginning of period                  2,992,339      3,954,808
                                      ----------     ----------
Cash and Cash Equivalents, end
  of period                          $ 4,644,581    $ 4,409,795
                                      ==========     ==========

           The accompanying notes are an integral part of these consolidated financial statements.

         CATHERINES STORES CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  General
     -------

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of Catherines Stores Corporation ("Stores") and its wholly owned subsidiaries as of May 3, 1997 and February 1, 1997, and the consolidated results of their operations and their cash flows for each of the thirteen weeks ended May 3, 1997 and May 4, 1996. Stores and its subsidiaries are collectively referred to as the "Company". The results of operations for the thirteen week periods may not be indicative of the results for the entire year.

     These statements should be read in conjunction with the audited financial statements and related notes which have been incorporated by reference in the Company's Form 10-K for the year ended February 1, 1997. Accordingly, significant accounting policies and other disclosures necessary for complete financial statements in conformity with generally accepted accounting principles have been omitted since such items are reflected in the Company's audited financial statements and related notes thereto.

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

(2)  Statements of Cash Flows
     ------------------------

     The changes in current assets and liabilities reflected in the statements of cash flows were as follows:

                                         Thirteen weeks ended
                                      --------------------------
                                        May 3,          May 4,
                                         1997           1996
                                      -----------    -----------
Increase (decrease) in cash and
  cash equivalents -
Receivables                          $   (712,942)  $ (1,306,802)
Merchandise inventory                  (3,896,047)    (6,625,643)
Prepaid expenses and other             (1,314,947)      (632,129)
Accounts payable                           48,146      3,929,883
Accrued expenses                          622,145         51,553
                                      -----------    -----------
     Total                           $ (5,253,645)  $ (4,583,138)
                                      ===========    ===========

     Interest paid during the thirteen weeks ended May 3, 1997 and May 4, 1996 was approximately $323,000 and $188,000, respectively. Income taxes paid during the thirteen weeks ended May 3, 1997 and May 4, 1996 were approximately $453,000 and $98,000, respectively.

(3)  Other Assets and Deferred Charges
     ---------------------------------

     Other assets and deferred charges, net of accumulated amortization, together with the related amortization methods and periods, were as follows:

                                May 3,    February 1,   Amortization Methods
                                 1997        1997            and Periods
                             ----------   -----------   --------------------
Covenants not to compete     $1,267,021    $1,324,348   Straight-line over
                                                         term of agreements
Trademarks and tradenames     1,101,213     1,112,482   Straight-line over
                                                         40 years
Deferred financing costs         38,326        69,805   Effective interest
                                                         method over term
                                                         of financing
Other                           518,426       492,917
                              ---------     ---------
     Total                   $2,924,986    $2,999,552
                              =========     =========

(4)  Accrued Expenses
     ----------------

     Accrued expenses consisted of the following:

                                           May 3,    February 1,
                                            1997        1997
                                         ----------  -----------
Payroll and related benefits            $ 2,720,888  $ 2,430,673
Taxes other than income taxes             1,456,058    1,138,246
Rent and other related costs              2,190,948    2,307,074
Insurance                                   473,681    1,006,664
Deferred revenues                         1,884,029    1,830,652
Other                                     4,107,897    3,340,047
                                         ----------   ----------
     Total                              $12,833,501  $12,053,356
                                         ==========   ==========

(5)  Long-Term Bank and Other Debt
     -----------------------------

     Long-term bank and other debt consisted of the following:

                                           May 3,    February 1,
                                            1997        1997
                                         ----------  -----------
Due to banks:
  Term loan                             $ 2,000,000  $ 2,250,000
  Working capital notes                  17,236,000   12,000,000
Other:
  Capital lease obligations               3,040,528    3,040,939
  Other notes and obligations                98,262      101,812
                                         ----------   ----------
                                         22,374,790   17,392,751
Less current maturities                  (2,652,447)  (2,514,849)
                                         ----------   ----------
    Total                               $19,722,343  $14,877,902
                                         ==========   ==========

     At May 3, 1997, the Company had approximately $6,123,000 available under its combined working capital and swing line facility after considering outstanding letters of credit of approximately $4,641,000. Subsequent to the end of the first quarter, on May 13, 1997, the Company entered into a supplement to a capital lease agreement in the amount of approximately $1,300,000 for the purpose of installing new point of sale registers in its stores. During the first quarter one third of these registers were installed. This equipment will cost approximately $3,400,000, all of which will be financed by capital lease.

(6)  Leases
     ------

     During the thirteen weeks ended May 3, 1997, the Company entered into new leases for ten stores including relocations. Future minimum rental payments have increased approximately $1,440,000 since February 1, 1997, bringing the total future minimum rental payments under all noncancelable operating leases with initial or remaining lease terms of one year or more to approximately $75,447,000.

     Total rent expense for all operating leases was as follows:

                                          Thirteen weeks ended
                                         ----------------------
                                           May 3,      May 4,
                                            1997        1996
                                         ----------   ---------
Minimum rentals                          $5,293,110  $4,884,373
Contingent rentals                           80,376     109,242
                                          ---------   ---------
     Total                               $5,373,486  $4,993,615
                                          =========   =========

(7)  Stockholders' Equity
     --------------------

     On March 19, 1997, under the 1994 Omnibus Incentive Plan, options to purchase 143,750 shares of common stock were granted to certain officers and key employees of the Company at $4.88 per share, the fair market value on that date. At May 3, 1997, there were vested options outstanding to purchase 639,225 shares of common stock at an average price per share of $8.65.

     The change in stockholders' equity was as follows:

                                    Additional
                          Common     Paid-in       Retained
                          Stock      Capital       Earnings        Total
                         --------   -----------   -----------   -----------
Balance at
 February 1, 1997         $71,917   $46,390,691   $23,483,535   $69,946,143
Net proceeds from sale
 of common shares             128        41,432         -            41,560
Net income                   -            -         1,213,495     1,213,495
                           ------    ----------    ----------    ----------
Balance at May 3, 1997    $72,045   $46,432,123   $24,697,030   $71,201,198
                           ======    ==========    ==========    ==========

(8)  New Accounting Pronouncements
     -----------------------------

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 "Earnings per Share", effective for fiscal years ending after December 15, 1997. This statement requires, among other things, the presentation of earnings per share and diluted earnings per share on the face of the income statements and a reconciliation of weighted average shares to fully diluted weighted average shares in the footnotes of the financial statements. Management does not believe that this statement will have a material impact on the financial statements of the Company.

(9)  Weighted Average Common Shares Outstanding
     ------------------------------------------

     Net income per common share is computed based on the weighted average number of common and common equivalent shares outstanding during the period. The computation of weighted average common shares outstanding is as follows:

                                          Thirteen weeks ended
                                         ----------------------
                                           May 3,      May 4,
                                            1997        1996
                                         ----------   ---------
Weighted average number of
  shares outstanding                      7,198,532   7,673,306
Common stock equivalents -
  shares issuable under the 1994
  Omnibus Incentive Plan, the 1992
  Nonqualified Stock Option Plan,
  and the 1990 Performance Units
  Plan                                       61,071     160,719
                                          ---------   ---------
Weighted average common
  shares outstanding assuming
  full dilution                           7,259,603   7,834,025
                                          =========   =========

Item 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

     This outlook contains forward-looking statements based on current expectations that involve a number of uncertainties. The factors that could cause actual results to differ materially include the following: general economic conditions; competitive factors and pricing pressures; changes in product mix and fashion offerings; and inventory risks due to shifts in market demand.

Liquidity and Capital Resources
-------------------------------

     The Company's cash used by operations was $1,756,000 during the thirteen weeks ended May 3, 1997, compared to cash used by operations of $440,000 during the thirteen weeks ended May 4, 1996. The decrease in cash flow provided by operations is primarily attributable to an increase in working capital and reduction in net income. The Company's working capital was $28,871,000 at May 3, 1997 compared to $22,209,000 at February 1,
1997. Merchandise inventory, required for Mother's Day and May business, was the primary contributor to the increase in working capital. Compared to the first quarter of 1996 per store inventories decreased 3.5%. Borrowings under the Company's working capital facility and internally generated cash flow financed the Company's operating requirements during the thirteen week period ended May 3, 1997.

     The Company is a party to a merchant services agreement with a third party credit processor. This agreement provides for the Company to sell, without recourse, accounts receivable from credit sales on a daily basis at face value. The term of the agreement is through January 31, 2000.

     The Company estimates that fiscal 1997 capital expenditures will be approximately $4,500,000, of which an estimated $3,467,000 will be used for the opening of seven new locations and the remodeling, relocation, and expansion of approximately 27 other locations. The remainder of capital expenditures are to upgrade existing computer systems, add additional software technology and to maintain existing facilities.

     The Company's bank credit agreement provides for a $5,000,000 term loan, a working capital facility of $25,000,000 and a swing line of credit of $3,000,000 with the Company's agent bank. The term loan requires quarterly payments of $250,000. The working capital facility may be used for letters of credit. The interest rate is the bank's prime rate or LIBOR plus 1 1/4% , at the Company's option. At May 3, 1997, the Company had approximately $6,123,000 available under its combined working capital and swing line facility after considering approximately $4,641,000 in outstanding letters of credit.

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

Results of Operations
---------------------

Thirteen Weeks Ended May 3, 1997 Compared to Thirteen Weeks Ended
-----------------------------------------------------------------
May 4, 1996
-----------

     Net sales in the first quarter of 1997 increased 0.7% to $70,968,000 from $70,464,000 in the first quarter of 1996.
Comparable stores' sales decreased 1.9%, due primarily to reductions in the number of units sold and in the number of saleschecks generated, offset by increases in average unit price. During the first quarter, five stores were opened and two stores were closed, bringing the number of stores operated by the Company on May 3, 1997 to 460.

     Gross margin, after buying and occupancy costs, decreased as a percentage of sales to 31.4% from 32.6% in the first quarter of 1996. The decrease is primarily attributable to an increase in rents, depreciation and utility expenses for the five stores opened this year and those stores opened in the second quarter and fall of 1996. Merchandise margins were slightly below last year.

     Selling, general and administrative expenses increased to $19,654,000 in the first quarter of 1997 compared to $18,769,000 in the first quarter of 1996. The increase is primarily attributable to payroll, advertising, services and freight, offset by reductions in benefits and property taxes. As a percentage of sales, the selling, general and administrative expenses increased to 27.7% from 26.6% in the first quarter of 1996. Selling, general and administrative expenses per store increased 2.6% over the first quarter of 1996.

     Interest expense was approximately $322,000 in the first quarter of 1997 compared to $291,000 in the first quarter of 1996. The increase is primarily attributable to the increase in working capital borrowings.

     Income taxes were provided at an effective rate of 40.7% in the first quarter of 1997 compared to 40.3% in the first quarter of 1996.

     Net income for the first quarter of 1997 was $1,213,000 compared to $2,155,000 for the first quarter of 1996. Net income per common share was $0.17 compared to $0.28 per share reported in the first quarter of 1996.

PART 2 - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          None

Item 2.   Changes in Securities
          ---------------------

          Not applicable

Item 3.   Defaults upon Senior Securities
          -------------------------------

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holder
          --------------------------------------------------

          The Annual Meeting of the Stockholders of the Company was held on June 4, 1997. Matters voted upon at the meeting were the election of directors and the ratification of independent public accountants for the fiscal year ending January 31, 1998.

          The results of the voting were as follows:

                                                              Abstain/Broker
                               For      Against    Withheld     Non-Voter
                            ---------  ---------   --------     ---------
Election of Directors:

   Bernard J. Wein          6,216,216               496,599
   James H. Lindy           6,676,481                36,334
Appointment of
  Arthur Andersen LLP       6,687,042    17,450                    4,360



Item 5.   Other Information
          -----------------

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (A) Exhibits:

                Exhibit 27 - Financial Data Schedule
                             (EDGAR Filing Only)

          (B) Reports on Form 8-K:

                None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SIGNATURES


   June 4, 1997                         /s/David C. Forell
   ------------                         -------------------------
     (Date)                             David C. Forell,
                                        Executive Vice President,
                                        Chief Financial Officer