Form 10-Q
period 1997-08-02
CATHERINES STORES CORP
filed 1997-09-15
CIK 875194

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 2, 1997 or
                               --------------

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

          Tennessee                           62-1350411
-------------------------------           ------------------
(State or other jurisdiction of            (IRS Employer
incorporation or organization             Identification No.)

      3742 Lamar Ave., Memphis, TN                   38118
      -------------------------------------------------------
      (Address of principal executive offices)     (zip code)

Registrant's telephone number, including area code (901) 363-3900
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X      No
                          -----       -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

     As of September 3, 1997 there were 7,213,860 shares of Catherines Stores Corporation common stock outstanding.

                  CATHERINES STORES CORPORATION

                            FORM 10-Q

                          August 2, 1997

                        Table of Contents

                                                         Page No
                                                         -------

PART 1 -  FINANCIAL INFORMATION

Item 1.   Financial Statements.

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

Part 1.  Financial Information
Item 1.  Financial Statements.


          CATHERINES STORES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME


                     Twenty-six weeks ended            Thirteen weeks ended
                 August 2, 1997   August 3, 1996   August 2, 1997   August 3, 1996
                 --------------   -------------   --------------   -------------
Net sales         $141,631,880     $139,297,060    $ 70,663,687    $ 68,832,801

Cost of sales,
including buying
and occupancy
costs               97,231,371       94,669,434      48,560,541      47,176,231
                   -----------      -----------     -----------     -----------

Gross margin        44,400,509       44,627,626      22,103,146      21,656,570

Selling, general
and administrative
expenses            38,370,161       36,877,091      18,716,370      18,108,044

Amortization of
intangible assets      523,261          601,331         248,382         300,232
                   -----------      -----------     -----------       ---------

Operating income     5,507,087        7,149,204       3,138,394       3,248,294

Interest expense,
net                    650,462          556,989         328,038         265,772
                   -----------      -----------     -----------     -----------

Income before
income taxes         4,856,625        6,592,215       2,810,356       2,982,522

Provision for
income taxes         1,989,000        2,702,000       1,156,000       1,247,000
                   -----------      -----------     -----------     -----------

Net income        $  2,867,625     $  3,890,215    $  1,654,356    $  1,735,522
                   ===========      ===========     ===========     ===========

Net income per
common share      $       0.40     $       0.50    $       0.23    $       0.22
                   ===========      ===========     ===========     ===========

Weighted
average number
of common shares
outstanding          7,259,770        7,852,321       7,259,937       7,870,429
                   ===========      ===========     ===========     ===========


       The accompanying notes are an integral part of these consolidated financial statements.

          CATHERINES STORES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                        August 2,        February 1,
                                          1997               1997
                                       ----------        -----------
ASSETS
Current Assets:
  Cash and cash equivalents           $  3,494,141       $  2,992,339
  Receivables                            2,255,970          3,051,595
  Merchandise inventory                 46,173,188         51,933,957
  Prepaid expenses and other             4,593,076          3,478,849
  Deferred income taxes                  1,294,000          1,294,000
                                       -----------        -----------

   Total current assets                 57,810,375         62,750,740
                                       -----------        -----------
Property and Equipment, at cost:
  Land                                     500,000            500,000
  Leasehold improvements                23,676,290         22,703,829
  Fixtures and equipment                28,967,246         27,799,419
  Equipment under capital leases        11,507,500          9,204,817
  Improvements in process                  535,753            425,542
                                       -----------        -----------

                                        65,186,789         60,633,607
  Less accumulated depreciation
  and amortization                     (29,073,456)       (25,119,716)
                                       -----------        -----------

                                        36,113,333         35,513,891
                                       -----------        -----------

Deferred Income Taxes                      388,000            388,000
Other Assets and Deferred Charges,
  less accumulated amortization of
  $2,083,765 and $1,910,112 (Note 3)     2,855,186          2,999,552
Goodwill, less accumulated amortization
  of $4,600,955 and $4,251,347          23,363,645         23,713,253
                                       -----------        -----------

                                      $120,530,539       $125,365,436
                                       ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                      20,106,636         25,973,186
  Accrued expenses (Note 4)             11,557,492         12,053,356
  Current maturities of long-term bank
  and other debt                         2,780,629          2,514,849
                                       -----------        -----------

   Total current liabilities            34,444,757         40,541,391
                                       -----------        -----------

Long-Term Bank and Other Debt,
  less current maturities (Note 5)      13,199,936         14,877,902
Stockholders' Equity (Note 7):
 Preferred stock, $.01 par value,
 1,000,000 shares authorized, none
 issued and outstanding                      ---                ---
Common stock, $.01 par value,
  50,000,000 shares authorized,
  7,213,860 and 7,191,656 shares issued
  and outstanding                           72,139             71,917
Additional paid-in capital              46,462,547         46,390,691
Retained earnings                       26,351,160         23,483,535
                                       -----------        -----------
  Total stockholders' equity            72,885,846         69,946,143
                                       -----------        -----------
                                      $120,530,539       $125,365,436
                                       ===========        ===========



       The accompanying notes are an integral part of these
                   consolidated balance sheets.

          CATHERINES STORES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOW

                                                  Twenty-six weeks ended
                                             August 2, 1997    August 3, 1996
                                             --------------    --------------
Cash Flows from Operating Activities:
  Net income                                  $ 2,867,625       $ 3,890,215
                                               ----------        ----------

  Adjustments to reconcile net income to
    net cash provided by operating
    activities--
      Depreciation and amortization             4,623,442         4,108,562
      Provision for losses on accounts
        receivable                                387,324           294,330
      Change in other non-cash reserves          (793,444)          693,767
      Change in current assets and
       liabilities (Note 2)                      (514,127)       (4,363,727)
      Other                                      (175,728)            4,590
                                               ----------        ----------

        Total adjustments                       3,527,467           737,522
                                               ----------        ----------
        Net cash provided by operating
          activities                            6,395,092         4,627,737
                                               ----------        ----------

Cash Flows from Investing Activities:
  Capital expenditures                         (2,302,770)       (6,247,463)
                                               ----------        ----------

        Net cash used by investing
         activities                            (2,302,770)       (6,247,463)
                                               ----------        ----------

Cash Flows from Financing Activities:
  Sales of common stock                            72,078            90,117
  Proceeds from issuance of long-term bank
    and other debt                                   --           1,750,000
  Principal payments of long-term bank
    and other debt                             (3,662,598)       (1,435,151)
                                               ----------        ----------

       Net cash (used) provided by financing
       activities                              (3,590,520)          404,966
                                               ----------        ----------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                     501,802        (1,214,760)
Cash and Cash Equivalents, beginning
  of period                                     2,992,339         3,954,808
                                               ----------        ----------

Cash and Cash Equivalents, end of period      $ 3,494,141       $ 2,740,048
                                               ==========        ==========



       The accompanying notes are an integral part of these consolidated financial statements.

          CATHERINES STORES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) General
-----------

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of Catherines Stores Corporation ("Stores") and its wholly owned subsidiaries as of August 2, 1997 and February 1, 1997, and the consolidated results of their operations for the twenty-six and thirteen weeks ended August 2, 1997 and August 3, 1996 and their cash flows for the twenty-six weeks ended August 2, 1997 and August 3, 1996. Stores and its subsidiaries are collectively referred to as the "Company". The results of operations for the twenty-six and thirteen week periods may not be indicative of the results for the entire year.

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


(2) Statements of Cash Flows
----------------------------
     The changes in current assets and liabilities reflected in the statements of cash flows were as follows:

                                     Twenty-Six weeks ended
                                    -------------------------
                                    August 2,       August 3,
                                      1997             1996
                                    ---------        --------
Increase (decrease) in cash and
  cash equivalents-
Receivables                       $   458,271      $   203,069
Merchandise inventory               6,537,213       (3,318,460)
Prepaid expenses and other         (1,114,197)        (667,701)
Accounts payable                   (5,866,550)        (127,586)
Accrued expenses                     (528,864)        (453,049)
                                   ----------       ----------
   Total                          $  (514,127)     $(4,363,727)
                                   ==========       ==========

     Interest paid during the twenty-six weeks ended August 2, 1997 and August 3, 1996 was approximately $632,000 and $386,000, respectively. Income taxes paid during the twenty-six weeks ended August 2, 1997 and August 3, 1996 were approximately $1,148,000 and $1,660,000, respectively.

(3) Other Assets and Deferred Charges
-------------------------------------
     Other assets and deferred charges, net of accumulated amortization, together with the related amortization methods and periods, were as follows:

                            August 2,     February 1,     Amortization Methods
                              1997           1997            and Periods
                           -----------    -----------    ---------------------
Covenants not to compete    $1,209,694      1,324,348     Straight-line over
                                                           term of agreements

Trademarks and tradenames    1,089,944    $ 1,112,482     Straight-line over
                                                           40 years
Deferred financing costs        33,344         69,805     Effective interest
                                                           method over term
                                                           of financing

Other                          522,204        492,917
                             ---------      ---------
    Total                   $2,855,186     $2,999,552
                             =========      =========


(4) Accrued Expenses
--------------------
     Accrued expenses consisted of the following:

                                    August 2,   February 1,
                                      1997         1997
                                    ---------   -----------
Payroll and related benefits       $ 2,635,782    $ 2,430,673
Taxes other than income taxes          532,680      1,138,246
Rent and other related costs         2,084,852      2,307,074
Insurance                              122,015      1,006,664
Deferred revenues                    1,823,326      1,830,652
Other                                4,358,837      3,340,047
                                    ----------     ----------
     Total                         $11,557,492    $12,053,356
                                    ==========     ==========


(5) Long-Term Bank and Other Debt
---------------------------------
     Long-term bank and other debt consisted of the following:

                                    August 2,   February 1,
                                      1997         1997
                                    ---------   -----------
Due to banks:
  Term loan                        $ 1,750,000    $ 2,250,000
  Working capital notes              9,514,000     12,000,000
Other:
  Capital lease obligations          4,481,172      3,040,939
  Other notes and obligations          235,393        101,812
                                    ----------     ----------
                                    15,980,565     17,392,751
Less current maturities             (2,780,629)    (2,514,849)
                                    ----------     ----------
     Total                         $13,199,936    $14,877,902
                                    ==========     ==========

     At August 2, 1997, Catherines had approximately $12,498,000 available under its combined working capital and swing line facility after considering outstanding letters of credit of approximately $5,988,000. The Company has entered into two supplements to a master capital lease agreement for the purpose of installing new point of sale registers in its stores. This equipment will cost approximately $3,400,000, all of which will be financed by capital lease. Through August 2, 1997 approximately two-thirds of these registers have been installed.

(6) Leases
----------
     During the twenty-six weeks ended August 2, 1997, the Company entered into new leases for 10 stores including relocations. Future minimum rental payments have increased approximately $1,029,000 since February 1, 1997, bringing the total future minimum rental payments under all noncancelable operating leases with initial or remaining lease terms of one year or more to approximately $80,329,000.

     Total rent expense for all operating leases was as follows:

                           Twenty-six weeks ended
                         --------------------------
                          August 2,      August 3,
                            1997           1996
                          ---------      --------
Minimum rentals          $10,639,071    $ 9,948,205
Contingent rentals           145,071        190,193
                          ----------     ----------
     Total               $10,784,142    $10,138,398
                          ==========     ==========

(7) Stockholders' Equity
------------------------
     On March 19, 1997, under the 1994 Omnibus Incentive Plan, options to purchase 143,750 shares of common stock were granted to certain officers and key employees of the Company at $4.88 per share, the fair market value on that date. On June 4, 1997, options to purchase 10,000 shares of common stock were granted to the outside directors of the Company at $4.25 per share, the fair market value on that date. No more options are available to be granted under this plan. At August 2, 1997, there were vested options outstanding to purchase 679,725 shares of common stock at an average price per share of $8.72.

     The change in stockholders' equity was as follows:

                                         Additional
                              Common      Paid-in        Retained
                               Stock      Capital        Earnings       Total
                             ---------   -----------    -----------    --------
Balance at February 1,
  1997                       $71,917    $46,390,691    $23,483,535   $69,946,143
Net proceeds from sale
  of common shares               222         71,856            --         72,078
Net income                       --             --       2,867,625     2,867,625
                              ------     ----------     ----------    ----------
Balance at August 2, 1997    $72,139    $46,462,547    $26,351,160   $72,885,846
                              ======     ==========     ==========    ==========


(8) New Accounting Pronouncement
--------------------------------
     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 "Earnings per Share", effective for fiscal years ending after December 15, 1997. This statement requires, among other things, the presentation of earnings per share and diluted earnings per share on the face of the income statement and a reconciliation of weighted average shares to fully diluted weighted average shares in the footnotes of the financial statements. Management does not believe that this statement will have a material impact on the Company's presentation of earnings per common share.

(9) Weighted Average Common Shares Outstanding
----------------------------------------------
     Net income per common share is computed based on the weighted average number of common and common equivalent shares outstanding during the period. The computation of weighted average common shares outstanding is as follows:


                       Twenty-six weeks ended   Thirteen weeks ended
                       ----------------------   --------------------
                        August 2,   August 3,    August 2,   August 3,
                          1997        1996        1997         1996
                       ----------   --------    ---------    --------
Weighted average
 number of shares
 outstanding            7,203,255   7,678,610   7,207,978   7,682,903
Common stock
 equivalents -
 shares issuable
 under the 1994
 Omnibus Incentive
 Plan, the 1992 Non-
 qualified Stock Option
 Plan, and the 1990
 Performance Units Plan    56,515     173,711      51,959     187,526
                        ---------   ---------   ---------   ---------
Weighted average
 common shares out-
 standing assuming
 full dilution          7,259,770   7,852,321   7,259,937   7,870,429
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

Liquidity and Capital Resources
-------------------------------

The Company's cash provided by operations was $6,395,000 during the twenty-six weeks ended August 2, 1997, compared to cash provided by operations of $4,628,000 during the twenty-six weeks ended August 3, 1996. The increase in cash flow provided by operations is primarily attributable to decreased working capital needs offset by a reduction in net income. The Company's working capital was $23,366,000 at August 2, 1997 compared to $22,209,000 at February 1, 1997. Compared to the second quarter of 1996, per store inventories decreased 12.9%. The Company's internally generated cash flow financed its operating requirements, capital expenditures and debt service during the twenty-six week period ended August 2, 1997.

The Company maintains a merchant services agreement with a third party credit processor. This agreement provides for the Company to sell, without recourse, accounts receivable from credit sales on a daily basis at face value. The term of the agreement is through January 31, 2000.

The Company estimates that fiscal 1997 capital expenditures will be approximately $4,500,000, of which an estimated $3,657,000 will be used for the opening of six new locations and the remodeling, relocation and expansion of approximately 27 other locations. The remainder of capital expenditures are to upgrade existing computer systems, add additional software technology and to maintain existing facilities.

The Company's bank credit agreement provides for a $5,000,000 term loan, a working capital facility of $25,000,000 and a swing line of credit of $3,000,000 with the Company's agent bank. The term loan requires quarterly principal payments of $250,000. The working capital facility may be used for letters of credit. The interest rate is the bank's prime rate or LIBOR plus 1 1/4% , at the Company's option. At August 2, 1997, the Company had approximately $12,498,000 available under its combined working capital and swing line facility after considering approximately $5,988,000 in outstanding letters of credit.

The Company believes that its internally generated cash flow, together with borrowings under the bank credit agreement, will be adequate to finance the Company's operating requirements, debt repayments and capital needs during the current year. Any material shortfalls in operating cash flow could require management to seek alternative sources of financing or to reduce the number of stores that the Company expects to remodel or expand.

Results of Operations
---------------------

Thirteen Weeks Ended August 2, 1997 Compared to Thirteen Weeks
--------------------------------------------------------------
Ended August 3, 1996
------------------------

Net sales in the second quarter of 1997 increased 2.7% to $70,664,000 from $68,833,000 in the second quarter of 1996.
Comparable stores' sales increased 1.5%, due primarily to increases in the average unit price and in the number of saleschecks generated, offset by decreases in number of units sold. During the second quarter, five stores were closed, reducing the number of stores operated by the Company on August 2, 1997 to 455.

Gross margin, after buying and occupancy costs, decreased as a percentage of sales to 31.3% from 31.5% in the second quarter of 1996. The decrease is primarily attributable to a decrease in merchandise margins, offset by an decrease in utility costs.

Selling, general and administrative expenses increased to $18,716,000 in the second quarter of 1997 compared to $18,108,000 in the second quarter of 1996. The increase is primarily attributable to payroll and maintenance services, offset by a decrease in advertising and freight expenses. As a percentage of sales, the selling, general and administrative expenses increased to 26.5% from 26.3% in the second quarter of 1996. Selling, general and administrative expenses per store increased 1.9% over the second quarter of 1996.

Interest expense was approximately $328,000 in the second quarter of 1997 compared to $266,000 in the second quarter of 1996. The increase is primarily attributable to the increase in working capital borrowings.

Income taxes were provided at an effective rate of 41.1% in the second quarter of 1997 compared to 41.8% in the second quarter of 1996.

Net income for the second quarter of 1997 was $1,654,000 compared to $1,736,000 for the second quarter of 1996. Net income per common share was $0.23 compared to $0.22 per share reported in the second quarter of 1996. Although second quarter net income decreased, earnings per common share increased because fewer weighted average common shares were outstanding in the second quarter of 1997.

Twenty-six Weeks Ended August 2, 1997 Compared to Twenty-six
------------------------------------------------------------
Weeks Ended August 3, 1996
--------------------------

Net sales in the first six months of 1997 increased 1.7% to $141,632,000 from $139,297,000 in the first six months of 1996.
Comparable stores' sales decreased 0.2%, due primarily to a decrease in number of units sold and the number saleschecks generated, offset by increases in the average unit price. During the first six months of 1997, five stores opened and seven stores were closed, reducing the number of stores operated by the Company on August 2, 1997 to 455.

Gross margin, after buying and occupancy costs, decreased as a percentage of sales to 31.4% from 32.0% in the first six months of 1996. The decrease is primarily attributable to an increase in depreciation expenses and a decrease in merchandise margins.

Selling, general and administrative expenses increased to $38,370,000 in the first six months of 1997 compared to $36,877,000 in the first six months of 1996. The increase is primarily attributable to payroll, advertising, services and freight. As a percentage of sales, selling, general and administrative expenses increased to 27.1% from 26.5% in the first six months of 1996. Selling, general and administrative expenses per store increased 1.2% from the first six months of 1996.

Interest expense was approximately $650,000 in the first six months of 1997 compared to $557,000 in the first six months of 1996. The increase is primarily attributable to the increase in working capital borrowings.

Income taxes were provided at an effective rate of 41.0% in the first six months of 1997 and in the first six months of 1996.

Net income for the first six months of 1997 was $2,868,000 compared to $3,890,000 for the first six months of 1996. Net income per common share was $0.40 compared to $0.50 per share reported in the first six months of 1996.

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk.

               Not Applicable.

PAGE

PART 2 - OTHER INFORMATION

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

             Not applicable

Item 3.   Defaults by the Company on its Senior Securities
          ------------------------------------------------

             Not applicable

Item 4.   Submission of Matters to a vote of Security Holder
          --------------------------------------------------

             See Quarterly Report on Form 10-Q for the period ended May 3, 1997 for the results of the Company's
             Annual Meeting of Stockholders held on June 4, 1997.

Item 5.   Other Information
          -----------------

             Not applicable

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

            (A) Exhibits:

                  Exhibit 27:  Financial Data Schedule
                               (EDGAR filing only).

            (B) Reports on Form 8-K:

                  None.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SIGNATURES

September 15, 1997          /s/David C. Forell
-----------------          -------------------------
     (Date)                David C. Forell,
                           Executive Vice President,
                           Chief Financial Officer