Form 10-Q
period 1997-11-01
CATHERINES STORES CORP
filed 1997-12-12
CIK 875194

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 1, 1997 or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  __________ to __________

Commission File No.   000-19372


                          CATHERINES STORES CORPORATION
          ------------------------------------------------------------
                          (exact name of registrant as
                            specified in its charter)

                   Tennessee                                        62-1350411
  -----------------------------------------         ----------------------------
         (State of other jurisdiction                      (IRS Employer
            of incorporation or                            Identification No.)
                 organization)


                        3742 Lamar Ave, Memphis, TN 38118
                     (Address of principal executive offices) (zip
                                      code)

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

     As of December 3, 1997 there were 7,225,235 shares of Catherines Stores Corporation common stock outstanding.




                          CATHERINES STORES CORPORATION

                                    FORM 10-Q

                                November 1, 1997

                                Table of Contents
                                                                        Page No.

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



Part 1. Financial Information

                             CATHERINES STORES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME


                                Thirteen weeks ended       Thirty-nine weeks ended
                             November 1,    November 2,    November 1,      November 2,
                                1997           1996            1997            1996
Net sales                  $ 67,670,046   $ 65,642,367    $209,301,926     $204,939,427

Cost of sales, including
  buying and
  occupancy costs            48,210,195     46,423,066     145,441,565      141,092,500

Gross margin                 19,459,851     19,219,301      63,860,361       63,846,927

Selling, general and
  administrative expenses    18,088,493     18,518,041      56,283,659       55,408,526

Store closing costs             638,980         33,984         813,975           20,590

Amortization of intangible
  assets                        248,382        290,954         771,643          892,285







Operating income                483,996        376,322       5,991,084        7,525,526

Interest expense, net           357,611        305,196       1,008,074          862,185

Income before income taxes      126,385         71,126       4,983,010        6,663,341

Provision for income taxes       54,000         30,000       2,043,000        2,732,000


Net income                 $     72,385   $     41,126    $  2,940,010   $    3,931,341


Net income per common share$        0.01  $        0.01   $        0.40  $          0.51

Weighted average number of
  common shares outstanding   7,294,151      7,504,045       7,271,177        7,736,229

The accompanying notes are an integral part of these consolidated financial statements.


                              CATHERINES STORES CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS

                                                              November 1,     February 1,
                                                                 1997            1997

   ASSETS
Current Assets:
      Cash and cash equivalents                             $  3,314,911    $  2,992,339
      Receivables                                              3,562,052       3,051,595
      Merchandise inventory                                   59,050,236      51,933,957
      Prepaid expenses and other                               3,694,355       3,478,849
      Deferred income taxes                                    1,055,000       1,294,000

        Total current assets                                  70,676,554      62,750,740

   Property and Equipment, at cost:
      Land                                                       500,000         500,000
      Leasehold improvements                                  24,049,809      22,703,829
      Fixtures and equipment                                  29,485,242      27,799,419
      Equipment under capital leases                          12,444,101       9,204,817
      Improvements in process                                    103,573         425,542

                                                              66,582,725      60,633,607
      Less accumulated depreciation                          (31,269,671)   (25,119,716)
      and amortization
                                                              35,313,054      35,513,891

  Deferred Income Taxes                                          317,000         388,000
  Other Assets and Deferred Charges,
      less accumulated amortization
      of $2,157,343 and $1,910,112 (Note 3)                    2,803,395       2,999,552
  Goodwill, less accumulated amortization
    of $4,775,759 and $4,251,347                               23,188,841     23,713,253

                                                            $132,298,844    $125,365,436

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
      Accounts payable                                      $ 25,299,697    $ 25,973,186






      Accrued expenses (Note 4)                               12,206,052      12,053,356
      Current maturities of long-term                          2,722,075       2,514,849
      bank and other debt
        Total current liabilities                             40,227,824      40,541,391

   Long-Term Bank and Other Debt, less current maturities
   (Note 5)
     Stockholders' Equity (Note 7):                           19,076,373      14,877,902
     Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued and outstanding

     Common stock, $.01 par value, 50,000,000 shares
       authorized, 7,225,235 and 7,191,656 shares issued and
       outstanding                                                72,223          71,917
     Additional paid-in capital                               46,498,879      46,390,691
     Retained earnings                                        26,423,545      23,483,535
       Total stockholders' equity                             72,994,647      69,946,143
                                                            $132,298,844    $125,365,436


            The accompanying notes are an integral part of these consolidated balance sheets.

                         CATHERINES STORES CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Thirty-nine weeks ended
                                                  November 1, 1997    November 2, 1996

Cash Flows from Operating Activities:
  Net income..................................    $    2,940,010    $    3,931,341

  Adjustments to reconcile net income to
    net cash provided by operating
    activities--
      Depreciation and amortization...........         7,273,671         6,199,232
      Provision for losses on receivables.....           565,997           516,564
      Change in other noncash reserves........            26,447           (71,142)
      Net change in current assets and liabilities    (8,645,479)       (7,202,992)
      (Note 2)
      Write off of assets in closed stores....           180,561             -
      Other...................................          (231,206)            4,388

        Total adjustments.....................          (830,009)         (553,950)

        Net cash provided by operating activities      2,110,001         3,377,391

Cash Flows from Investing Activities:
  Capital expenditures........................        (3,012,106)       (8,824,101)

        Net cash used by investing activities.        (3,012,106)       (8,824,101)

Cash Flows from Financing Activities:
  Sales (Repurchases) of common stock, net....           108,494        (3,645,970)
  Proceeds from issuance of long-term bank
    and other debt............................         3,250,000        10,437,000
  Principal payments of long-term bank
    and other debt............................        (2,133,817)       (2,492,678)

        Net cash provided by financing activities      1,224,677         4,298,352






Net Increase (Decrease) in Cash and Cash Equivalents     322,572        (1,148,358)
Cash and Cash Equivalents, beginning of period         2,992,339         3,954,808

Cash and Cash Equivalents, end of period......    $    3,314,911    $    2,806,450


       The accompanying notes are an integral part of these consolidated financial statements.


CATHERINES STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) General
         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of Catherines Stores Corporation ("Stores") and its wholly owned subsidiaries as of November 1, 1997 and February 1, 1997, and the consolidated results of their operations for the thirteen and thirty-nine weeks ended November 1, 1997 and November 2, 1996 and their cash flows for the thirty-nine weeks ended November 1, 1997 and November 2, 1996. Stores and its subsidiaries are collectively referred to as the "Company". The results of operations for the thirteen and thirty-nine week periods may not be indicative of the results for the entire year.

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

(2) Statements of Cash Flows
         The changes in current assets and liabilities reflected in the statements of cash flows were as follows:

                                                Thirty-nine weeks ended
                                   ---------------------------------------------
                                           November 1,               November 2,
                                              1997                      1996
                                   -------------------         -----------------
Increase (decrease) in cash and
  cash equivalents -
Receivables                                  -1026454                   -624641
Merchandise inventory                        -6984726                  -3721689

Prepaid expenses and other                    -215476                   -218507
Accounts payable                              -673519                  -3996971
Accrued expenses                               254696                   1358816
                                  -------------------         -----------------
     Total                                   -8645479                  -7202992
                                  -------------------         -----------------

                  Interest paid during the thirty-nine weeks ended November 1, 1997 and November 2, 1996 was approximately $884,000 and $747,000, respectively. Income taxes paid during the thirty-nine weeks ended November 1, 1997 and November 2, 1996 were approximately $1,198,000 and $1,995,000, respectively.

(3) Other Assets and Deferred Charges
     Other assets and deferred charges, net of accumulated amortization, together with the related amortization methods and periods, were as follows:

                                 November 1,            February 1,            Amortization Methods
                                   1997                  1997                      and Periods
                             -----------------    ------------------   -----------------------------------
                                                                              Straight-line over
Covenants not to compete               1152368              1324348           term of
                                                                              agreements


Trademarks and tradenames              1078675              1112482           Straight-line over 40 years

                                                                              Effective interest
Deferred financing costs                 28361                69805           method over term of
                                                                              financing
Other                                   543991                492917
                             -----------------    ------------------
     Total                             2803395               2999552
                             -----------------    ------------------

(4) Accrued Expenses
         Accrued expenses consisted of the following:

                                     November 1,             February 1,
                                      1997                     1997
                                 -----------------       ------------------
Payroll and related benefits               2706708                  2430673
Taxes other than income taxes               870755                  1138246
Rent and other related costs               2055177                  2307074
Insurance                                   111205                  1006664
Deferred revenues                          1814557                  1830652
Other                                      4647650                  3340047
                                 -----------------       ------------------
     Total                                12206052                 12053356
                                 -----------------       ------------------


(5) Long-Term Bank and Other Debt
         Long-term bank and other debt consisted of the following:

                                                        November 1,        February 1,
                                                          1997               1997
                                                    ----------------   -----------------
Due to banks:
   Term loan . . . . . . . . . . . . . . . . . . .           1500000        2250000
   Working capital notes . . . . . . . . . . . . .          15250000       12000000
Other:
   Capital lease obligations . . . . . . . . . . .           4925045        3040939
   Other notes and obligations . . . . . . . . . .            123403         101812
                                                    ----------------   -----------------
                                                            21798448       17392751
Less current maturities . . . . . . . . . . . . .           -2722075       -2514849
                                                    ----------------   -----------------
     Total . . . . . . . . . . . . . . . . . . . .          19076373       14877902
                                                    ----------------   -----------------


         At November 1, 1997, the Company had approximately $8,729,000 available under its combined working capital and swing line facility after considering outstanding letters of credit of approximately $4,021,000. During the thirty-nine weeks ended November 1, 1997, the Company entered into two supplements to capital lease agreements for the purpose of installing new point of sale registers in its stores. This equipment will cost approximately $3,400,000, all of which will be financed by capital leases. Year to date $2,900,000 has been financed.


  (6) Leases
         During the thirty-nine weeks ended November 1, 1997, the Company entered into new leases for 11 stores, including relocations. Future minimum rental payments have increased approximately $431,000 since February 1, 1997, bringing the total future minimum rental payments under all noncancelable operating leases with initial or remaining lease terms of one year or more to approximately $78,335,000.

         Total rent expense for all operating leases was as follows:

                                    Thirty-nine weeks
                                          ended
                          -------------------------------------
                              November 1,         November 2,
                                1997                 1996
                          ----------------     ----------------
Minimum rentals                   15912678             15121327
Contingent rentals                  211496               273564
                          ----------------     ----------------
     Total                        16124174             15394891
                          ----------------     ----------------

 (7) Stockholders' Equity
         On March 19, 1997, under the 1994 Omnibus Incentive Plan, options to purchase 143,750 shares of common stock were granted to certain officers and key employees of the Company at $4.88 per share, the fair market value on that date. On June 4, 1997, options to purchase 10,000 shares of common stock were granted to the outside directors of the Company at $4.25 per share, the fair market value on that date. At November 1, 1997, there were vested options outstanding to purchase 647,725 shares of common stock at an average price per share of $8.71.

         The change in stockholders' equity was as follows:

                                                             Additional
                                           Common              Paid-in              Retained
                                           Stock               Capital              Earnings               Total
                                     ------------------   ------------------    -----------------    ------------------

Balance at February 1,                    71917             46390691                 23483535              69946143
1997
Net proceeds from sale
   of common  shares                        306               108188                     -                   108494

Net income                                   -                  -                      2940010              2940010

                                     ------------------   ------------------    -----------------    ------------------
Balance at November 1,                    72223             46498879                  26423545             72994647
1997
                                     ------------------   ------------------    -----------------    ------------------

(8) New Accounting Pronouncement

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 "Earnings per Share", effective for fiscal years ending after December 15, 1997. This statement requires, among other things, the presentation of earnings per share and diluted earnings per share on the face of the income statement and a reconciliation of weighted average shares to diluted weighted average shares in the footnotes of the financial statements. Management does not believe that this statement will have a material impact on the Company's presentation of earnings per common share.

(9) Weighted Average Common Shares Outstanding

         Net income per common share is computed based on the weighted average number of common and common equivalent shares outstanding during the period. The computation of weighted average common shares outstanding is as follows:


                                                                Thirteen weeks                               Thirty-nine weeks
                                                                     ended                                         ended
                                                        ------------------------------------- - ------------------------------------
                                                            November 1,         November 2,         November 1,          November 2,
                                                              1997                1996                1997                 1996
                                                        -----------------   -----------------   -----------------    ---------------

Weighted average number of
   shares outstanding                                        7217294             7376813             7207881               7578011
Common stock equivalents -
   Shares issuable under the 1994
Omnibus
   Incentive Plan, the 1992
Nonqualified
   Stock Option Plan, and the 1990

   Performance Units Plan                                      76857              127232               63296                158218
                                                        -----------------   -----------------   -----------------    ---------------
Weighted average common
   shares outstanding assuming
   full dilution                                             7294151             7504045             7271177               7736229
                                                        -----------------   -----------------   -----------------    ---------------






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

Liquidity and Capital Resources

                    The Company's cash provided by operations was $2,110,000 during the thirty-nine weeks ended November 1, 1997, compared to cash provided by operations of $3,377,000 during the thirty-nine weeks ended November 2, 1996. The decrease in cash flow provided by operations is primarily attributable to increased working capital needs and a reduction in net income. The Company's working capital was $30,449,000 at November 1, 1997 compared to $22,209,000 at February 1, 1997 and $27,246,000 at November 2, 1996. Compared to the third quarter of 1996, per store inventories increased 12.9%. The Company's internally generated cash flow, along with borrowing under its bank credit agreement, financed its operating requirements, capital expenditures and debt service during the thirty-nine week period ended November 1, 1997.

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

     The Company has reviewed its store base and as a result has closed fifteen underperforming stores during 1997. An additional five stores are scheduled to close during the fourth quarter. Nine stores will close at the expiration of their leases in 1998.

     The Company's bank credit agreement provides for a $5,000,000 term loan, a working capital facility of $25,000,000 and a swing line of credit of $3,000,000 with the Company's agent bank. The term loan requires quarterly principal payments of $250,000. The working capital facility may be used for letters of credit. The interest rate is the bank's prime rate or LIBOR plus 1 1/4% , at the Company's option. At November 1, 1997, the Company had approximately $8,729,000 available under its combined working capital and swing line facility after considering approximately $4,021,000 in outstanding letters of credit.

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

Results of Operations

     Thirteen Weeks Ended November 1, 1997 Compared to Thirteen Weeks Ended November 2, 1996

     Net sales in the third quarter of 1997 increased 3.1% to $67,670,000 from $65,642,000 in the third quarter of 1996. Comparable stores' sales increased 3.8%. The average unit selling price, the number of saleschecks generated and number of units sold all increased. During the third quarter, eight stores were closed and one store was opened, reducing the number of stores operated by the Company on November 1, 1997 to 448.

     Gross margin, after buying and occupancy costs, decreased as a percentage of sales to 28.8% from 29.3% in the third quarter of 1996. The decrease is primarily attributable to a decrease in merchandise margin.

     Selling, general and administrative expenses decreased to $18,088,000 in the third quarter of 1997 compared to $18,518,000 in the third quarter of 1996. The decrease is primarily attributable to lower advertising, supplies and pre-store opening expenses, offset by a slight increase in payroll costs. As a percentage of sales, the selling, general and administrative expenses decreased to 26.7% from 28.2% in the third quarter of 1996. Selling, general and administrative expenses per store decreased 1.4% from the third quarter of 1996.

     During the third quarter, the company closed eight underperforming stores at a cost of $639,000. The costs consist primarily of lease termination payments and the write-off of fixed assets.

     Interest expense was approximately $358,000 in the third quarter of 1997 compared to $305,000 in the third quarter of 1996. The increase is primarily attributable to the increase in working capital borrowings.

    Income taxes were provided at an effective rate of 42.7% and 42.2% for the thirteen weeks ended 1997 and 1996, respectively.

     Net income for the third quarter of 1997 was $72,400 compared to $41,100 for the third quarter of 1996. Net income per common share was $0.01 per share in the third quarter of 1997 and 1996.

     Thirty-nine Weeks Ended November 1, 1997 Compared to Thirty-nine Weeks Ended November 2, 1996

     Net sales in the first nine months of 1997 increased 2.1% to $209,302,000 from $204,939,000 in the first nine months of 1996. Comparable stores' sales increased 1.1%, due primarily to increases in the average unit price, offset by decreases in number of units sold and units per salescheck. During the first nine months of 1997, six stores were opened and fifteen stores were closed, reducing the number of stores operated by the Company on November 1, 1997 to 448.

     Gross margin, after buying and occupancy costs, decreased as a percentage of sales to 30.5% from 31.2% in the first nine months of 1996. The decrease is primarily attributable to an increase in depreciation and rent expenses and a decrease in merchandise margins.

     Selling, general and administrative expenses increased to $56,284,000 in the first nine months of 1997 from $55,409,000 in the first nine months of 1996. The increase is primarily attributable to payroll and data processing services offset by a decrease in travel. As a percentage of sales, selling, general and administrative expenses decreased to 26.9% from 27.0% in the first nine months of 1996. Selling, general and administrative expenses per store before store closing costs increased 2.6% from the first nine months of 1996.

     During the year, the company closed fifteen underperforming stores at a cost of $814,000. The costs consist primarily of lease termination payments and the write-off of fixed assets.

     Interest expense was approximately $1,008,000 in the first nine months of 1997 compared to $862,000 in the first nine months of 1996. The increase is primarily attributable to the increase in working capital borrowings.

     Income taxes were provided at an effective rate of 41.0% in the first nine months of 1997 and 1996.

     Net income for the first nine months of 1997 was $2,940,000 compared to $3,931,000 for the first nine months of 1996. Net income per common share was $0.40 compared to $0.51 per share reported in the first nine months of 1996.

                           PART 2 - OTHER INFORMATION
                          CATHERINES STORES CORPORATION
Item 1.   Legal Proceedings

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

   (A) Exhibt 27 - Financial Data Schedule (EDGAR filing only) (B) None

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIGNATURES

 December 3, 1997                       /s/David C. Forell
                                           ---------------
     (Date)                                David C. Forell,
                                           Executive Vice President,
                                           Chief Financial Officer