Form 10-K405
period 1998-01-31
CATHERINES STORES CORP
filed 1998-04-28
CIK 875194

================================================================================
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                    ----------------------------------------
                                    FORM 10-K
                    ----------------------------------------

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended                                   Commission File
January 31, 1998                                            Number 000-19372

                    REGISTRANT: CATHERINES STORES CORPORATION

State of Incorporation:  Tennessee                           I.R.S. Employer
                                                             Identification
                                                             Number:
                                                             62-1350411

Address of Principal Executive Offices:                       Registrant's
3742 Lamar Avenue                                             Telephone
Memphis, Tennessee 38118                                      Number:
                                                              901-363-3900


SECURITIES REGISTERED                                      SECURITIES REGISTERED
PURSUANT TO SECTION                                          PURSUANT TO SECTION
12(b) OF THE ACT:                                            12(g) OF THE ACT:
None                                                         Common Stock,
                                                             $0.01 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes ____X____        No _________

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         As of April 1, 1998,  there were 7,231,070 shares of Common

Stock outstanding. The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of April 1, 1998, was $58,752,444 based on the last reported sales price per share on the NASDAQ National Market System on that date.

Documents incorporated by reference:

         1. Portions of the Annual Report to Shareholders for the fiscal year ended January 31, 1998 are incorporated by reference into Part II - Items 5, 6, 7 and 8 and Part IV - Item 14 (a)1.

         2. Portions of the Company's Proxy Statement (the "Proxy Statement") relating to the Annual Meeting to be held on June 3, 1998 which has been filed with the Commission are incorporated by reference into Part III - Items 10, 11, 12 and 13.

                                     PART I

ITEM 1.  BUSINESS
-----------------
Overview
--------

         Catherines Stores Corporation, (the "Company"), through its wholly owned subsidiaries, Catherines, Inc. ("Catherines"), Catherines of California, Inc., and Catherines of Pennsylvania, Inc., and through a limited partnership, Catherines Partners, LP, is a leading specialty retailer of large-size women's apparel, operating 443 stores in 39 states. The Company operates four separate divisions with distinct merchandising concepts and marketing strategies.

         The Catherine's division operates 214 stores in medium-sized cities, primarily in the Southeast, Southwest and Midwest, and competes principally on the basis of merchandise selection and customer service. The PS...Plus Sizes, Plus Savings ("Plus Sizes") division operates 114 stores in major metropolitan areas such as Chicago, Washington, D.C., Houston, Dallas, Detroit, Seattle and Los Angeles and competes principally on the basis of merchandise selection and price. Both divisions' stores offer a full assortment of merchandise, primarily at budget to moderate prices. The merchandise assortment emphasizes casual fashions. The stores carry a complete range of large sizes, including sizes over 26 that frequently are not offered by the Company's competitors.

     The Added Dimensions division operates 86 stores in medium- sized cities throughout the Southeast and Midwest offering full price, high quality merchandise. Added Dimensions has an extensive private label sportswear merchandise program which allows it to offer exclusive fashions to its customers. The Answer division operates 29 stores in major metropolitan areas. Stores in the Washington, D.C., Detroit and Chicago areas account for approximately two-thirds of The Answer's stores. The Answer competes by offering better branded merchandise below competitors' prices. Both divisions' stores offer a full assortment of sportswear, dresses, coats and more limited assortments of intimate apparel and accessories at moderate to better prices. The merchandise assortment is predominately career-oriented.

Customer Base
-------------

         The Company seeks to serve the primary apparel and accessory needs of women who wear size 14 or larger. The Company estimates that over 20 million American women wear size 14 or larger. The Company's target customer is over 35 years of age, has traditional but fashion-conscious tastes, and is primarily concerned with fit and value in apparel selection. The Company believes that customers are attracted to its stores by the Company's emphasis on broad assortments, quality, fit, value and customer service.

Merchandising
-------------

         The Company's stores offer sportswear, dresses, intimate apparel, coats, shoes and accessories. Sportswear makes up over half of the Company's sales. The Catherine's and Plus Sizes divisions offer a broad assortment of merchandise in sizes over 26, making the Company one of the few retailers to emphasize these sizes.

         The majority of the Company's merchandising mix is composed of brand name product lines which appeal to a wide spectrum of customer tastes. Brand name merchandise is purchased primarily from domestic vendors including Jessica Howard, Koret, Judy's Group, C. M. Shapes and Victoria Jones Woman.

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

     In addition to domestically purchased brand name merchandise, the Company also has private label merchandise produced in the Far East. A group of the Company's buyers visits manufacturers in Taiwan, Hong Kong and Korea twice a year to arrange for merchandise to be manufactured for the Company under its own private labels. Approximately 15% of the Company's merchandise is purchased overseas. Such purchases are made in U.S. dollars and generally are financed by letters of credit. To date, the Company has not experienced difficulties in purchasing merchandise overseas or importing such merchandise into the United States. The instability of the Asian markets during 1997 did not have a material impact on the Company; however, if political instability in a country where imported merchandise is produced or other factors disrupt or curtail overseas production, the Company believes it would have adequate alternate sources of merchandise.

         At January 31, 1998, the Company employed one executive vice-president of merchandising, five vice-presidents of merchandising, 20 buyers and 4 associate buyers. The merchandise and buying staff is supplemented by a vice-president of product development and a three-person product development staff, which designs, develops fit specifications, controls quality and procures private label merchandise. The Catherine's and PS...Plus Sizes, Plus Savings buyers are based in Memphis and visit New York City approximately eight times per year to make purchases. Added Dimensions and The Answer's merchandising and buying organization operates from leased facilities in New York City. In fiscal 1997, the Company purchased merchandise from approximately 600 vendors. The Company's ten largest domestic vendors accounted for 21% of the Company's purchases with no single vendor accounting for more than 3% of the Company's domestic purchases. The Company believes its relationships with its vendors are strong and that the loss of any one vendor would not have a material adverse effect on the Company's business.

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

Store Operations
----------------

     As of January 31, 1998, the Company operated 443 stores in 39 states and the District of Columbia. The following table sets forth the location of these stores:

Store Locations by State
------------------------

State                               Total            State                Total
-----                               -----            -----                -----
Alabama                               14           Mississippi                 6
Arkansas                               4           Missouri                   10
Arizona                                4           Nebraska                    3
California                            17           New Jersey                  6
Colorado                               4           New Mexico                  1
Connecticut                            1           New York                   14
District of Columbia                   1           North Carolina             20

Delaware                               2           Oklahoma                    6
Florida                               22           Ohio                       36
Georgia                               24           Oregon                      4
Illinois                              26           Pennsylvania               11
Indiana                               15           Rhode Island                1
Iowa                                   5           South Carolina             14
Kansas                                 3           South Dakota                1
Kentucky                               4           Tennessee                  22
Louisiana                             18           Texas                      36
Maryland                              11           Virginia                   24
Massachusetts                          5           Washington                  8
Michigan                              24           Wisconsin                   7
Minnesota                              7           West Virginia               2

         The Company's stores range in size from approximately 2,100 to 8,100 square feet and average approximately 3,670 square feet. In order to be in a position to provide a broader assortment of merchandise in its stores, the Company expects future stores for all divisions to be as large or larger than the current average and intends, where warranted, to expand smaller existing stores, either by expanding in existing locations or by moving to larger locations as leases expire, to take advantage of market opportunities to increase sales.

         Over 84% of the Company's stores are located in strip shopping centers or are free standing. The remaining stores are located in shopping malls. The Company believes its locations generally are in high traffic areas and offer adequate parking. The Company seeks to create an atmosphere of excitement through its new merchandise flow, sales promotions, merchandise presentation and the quality, value and depth of its merchandise assortments.

         Each store is generally staffed by a store manager, a co- manager and/or one or more assistant managers, and several sales associates. Most store managers have at least five years of retail experience. Store managers report to district managers, who in turn report to the Company's Regional Directors of Stores.

     The Company periodically reviews its store base and determines whether particular stores need to be improved or closed. During the last 5 years, the Company opened 31% of its current store base and remodeled/relocated 30% of its current store base. The Company generally closes a store at the end of a lease term when the operating profit generated by the store is insufficient to make a contribution to fixed corporate overhead. Stores are closed prior to lease expiration when they are unprofitable and have, in the Company's opinion, limited potential for improvement and the Company has reached satisfactory agreement with the landlord for closing the location. The Company closed 20 stores in fiscal year 1997, nine stores in fiscal year 1996 and 12 stores in fiscal year 1995. The Company plans to close an additional 30 stores.

         During fiscal 1997, the Company opened six stores and relocated 10 stores. The average capital cost to build a new store is approximately $110,000 plus inventory requirements of approximately $110,000 per store (of which approximately 45% is financed by vendor accounts payable).

         The Company expects to open between four and six stores and to relocate or remodel up to 31 stores in fiscal 1998. The Company believes there are adequate real estate opportunities to open additional stores in the markets it currently serves and to enter new markets in its overall trade areas.

Marketing
---------

         The Company uses direct mail as its primary advertising medium. The Company builds its mailing list by capturing customer name, address, payment and purchase information at the point-of-sale. Using this list of over two million names, each of the Company's operating divisions sends approximately 30 direct mail pieces per year designed to attract customers to its stores for special values or discounts. In fiscal 1997, advertising expense was 4.0% of net sales with direct mail accounting for 81% of the total.

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

Credit Operations
-----------------

         The Company offers each operating divisions' customers the convenience of a private label credit card. Sales made with the private label card accounted for 35% of the Company's fiscal 1997 net sales. The Company's credit card is held by more than 1,092,000 customers. The Company also permits its customers to pay in cash, with personal checks, third party cards or by using its layaway plan.

     The Company uses Hurley State Bank ("HSB"), a subsidiary of SPS Transactions, Inc., to finance and service its private label credit card program. HSB provides the following services: new account approval, credit authorization, billing and account collection. Under this agreement, the Company sells its receivables from in-house credit sales on a daily basis without recourse, at face value. The five-year agreement, which expires in January 2000, automatically renews unless terminated by either party or by mutual agreement. The Company may be charged a discount fee on these sales beginning in February 1999. The agreement allows the Company to repurchase the accounts receivable at the end of the five-year term at face value and allows the purchaser to put the accounts receivable back to the Company at face value in the event of a change in the Company's ownership. The balance of accounts receivable held by HSB, on January 31, 1998, was approximately $86,386,000.

Merchandise Information Systems
-------------------------------

         The Company uses a sophisticated on-line merchandise information system which was purchased from and is maintained by a third party. The Company operates its own in-house computer facility. Buyers are on-line with the system and are provided with detailed daily sales and inventory information, from which they make decisions regarding purchases and markdowns. The District Managers have access available to them, through lap-top computers, of daily sales, inventory information and other information that can be used in making staffing and merchandise decisions. The distribution center uses the system to facilitate the recording of merchandise receipts, the printing of tickets and the distribution of merchandise. This system also allows the Company to capture, at the point-of-sale, customer profile information which is used as a customer mailing list for direct mail promotion of sales events.

         The Company scans merchandise price tickets at the point-of-sale and point-of-sale computers automatically determine the correct price through a price look-up capability. The computers also capture financial, credit and statistical information and provide reports on sales by department and class for financial reporting purposes, and weekly reports on sales by style, color and size for use by the Company's buyers and management. The merchandise distributors use this information on a regular basis to evaluate and adjust each store's merchandise mix.

         The Company continues to review its information systems needs. Currently, the Company is upgrading and updating some of its merchandising systems to client server based technology. In making these changes, the Company will be able to access information more quickly, retain statistical information for longer periods of time and enhance reporting capabilities.

Employees
---------
                                        8

         As of January 31, 1998, the Company had approximately 2,640 full-time equivalent employees. The Company has a significant number of part-time store employees and, as is typical in the retail industry, has experienced high turnover in its retail sales personnel. However, the Company has not experienced significant difficulty in hiring qualified personnel. Of the total work force, approximately 283 employees are employed in the Company's corporate offices and distribution center. Some of the Company's distribution center employees are represented by the Upholstery and Allied Industries Division of the United Steelworkers of America. The Company and the union have ratified a three-year contract, which expires in 1998. Management believes there has been no material effect on its operations from this representation.

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

Trademarks
----------

     The Company owns all rights to the trademarks and trade names it believes are necessary to conduct its business as presently operated. The Company believes that its trade names, "Catherine's," "PS...Plus Sizes, Plus Savings," "Added Dimensions" and "The Answer, The Elegant Large-Size Discounter," are material to its business.

ITEM 2.  PROPERTIES
-------------------

         The Company leases all of its stores and believes the lease terms are generally favorable. At January 31, 1998, the average base rent for the Company's 443 stores was $12 per square foot. Lease terms range from one to thirteen years and approximately 45% contain renewal options. Approximately 85% of the leases have percentage rent clauses. Most of the leases also require the Company to pay a pro rata share of taxes and common area maintenance. Some of the leases for recently opened stores permit the Company to terminate the lease within two to three years after commencement of the lease term if sales fail to meet minimum thresholds.

         The Company owns its corporate offices and its distribution center. The distribution center was designed to handle up to 1,000 stores. Management feels that these facilities will adequately handle the Company's office space and distribution requirements for the foreseeable future.

         The following table sets forth, as of January 31, 1998, the number of leases that will expire in each of the indicated calendar years (including renewal options):

                             Number of
Calendar Year              Leases Expiring
-------------              ---------------
1998                                59
1999                                95
2000                                73
2001                                91
2002                                57
Thereafter                          68
                                   ----
                                   443
                                   ====

ITEM 3. LEGAL PROCEEDINGS
-------------------------

         The Company is from time to time involved in routine litigation incidental to the conduct of its business, substantially all of which is covered by existing insurance coverage. The Company believes that no currently pending litigation to which it is a party will have a material adverse effect on its consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
------------------------------------------------------------
SECURITY HOLDER MATTERS
-----------------------

MARKET PRICE INFORMATION

         The Company's Common Stock is traded on the National Market System of the National Association of Security Dealers, Inc. Automated Quotation System (the "NASDAQ National Market System") under the symbol "CATH." The high and low sales prices per share of the Common Stock as reported on the NASDAQ National Market System are incorporated by reference to the Annual Report to Shareholders under the caption "Market Price Information".

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

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

         Incorporated by reference to the Annual Report to Shareholders under the caption "Selected Financial Data".

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------
     Incorporated by reference to the Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     Incorporated by reference to the Annual Report to Shareholders under the caption "Financial Statements".

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
---------------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURES
------------------------------------

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

         Incorporated by reference to the Proxy Statement under the caption "Election of Directors".

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

         Incorporated by reference to the Proxy Statement under the caption "Executive Compensation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         Incorporated by reference to the Proxy Statement under the caption "Ownership of Common Stock by Directors, Officers and Certain Beneficial Owners".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     Incorporated by reference to the Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation".

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

         (a)1.    Consolidated Financial Statements

         Statements  incorporated  herein by reference  to the Annual  Report to
         Shareholders:

                           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.

                           CONSOLIDATED BALANCE SHEETS as of January 31, 1998 and February 1, 1997.

                           CONSOLIDATED  STATEMENTS  OF INCOME  for the
                           Years Ended  January 31,  1998,  February 1,
                           1997 and February 3, 1996.

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the Years Ended January 31, 1998, February 1, 1997 and February 3, 1996.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS for the Years Ended January 31, 1998, February 1, 1997 and February 3, 1996.

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

         (a)3.    Exhibits.   See Index to Exhibits.

         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the last quarter covered by this report.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 1998.

                                                   CATHERINES STORES CORPORATION



                                                    By:/s/David C. Forell
                                                  ------------------------------
                                                    David C. Forell
                                                    Executive Vice President and
                                                    Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                                   Date
                                    Chairman of the Board of
                                    Directors, Chief Executive
                                    Officer and Director
/s/Bernard J. Wein                 (Principal Executive Officer)  March 18, 1998
------------------
Bernard J. Wein


                                     Executive Vice President,
/s/Stanley H. Grossman               Secretary and Director       March 18, 1998
----------------------
Stanley H. Grossman

                                    Executive Vice President
                                    and Chief Financial Officer
                                    and Director (Principal
                                    Financial and Accounting
/s/David C. Forell                  Officer)                      March 18, 1998
------------------
David C. Forell

/s/James H. Lindy                   Director                      March 18, 1998
-----------------
James H. Lindy

/s/Allen B. Morgan, Jr.              Director                     March 18, 1998
-----------------------
Allen B. Morgan, Jr.

/s/Wellford L. Sanders, Jr.          Director                     March 18, 1998
---------------------------
Wellford L. Sanders, Jr.

/s/Elliot J. Stone                   Director                     March 18, 1998
------------------
Elliot J. Stone

Catherines Stores Corporation                                 Schedule I
Condensed Financial Information of Registrant
Balance Sheets
(dollars in thousands)

                                                      January 31,    February 1,
                                                         1998            1997
                                                       ----------     ----------
ASSETS:
Cash ...........................................         $     5         $     5
Accounts Receivable ............................             852             750
Inventory ......................................           9,213          12,472
Prepaid Expenses ...............................             243             225
Deferred Income Taxes ..........................             456             268
Investment in Subsidiaries -
   eliminated in consolidation .................          72,203          71,573
Intercompany Receivable ........................             622             659
Property and Equipment, net of
   accumulated depreciation ....................           5,443           6,525
                                                         -------         -------
TOTAL ASSETS ...................................          89,037          92,477
                                                         =======         =======

LIABILITIES:
Accounts Payable ...............................          18,150          22,518
Accrued Liabilities ............................              13               5
Income Taxes Payable ...........................             745               8
                                                         -------         -------
   Total Liabilities ...........................          18,908          22,531
                                                         -------         -------

STOCKHOLDERS' EQUITY:
Common Stock ...................................              72              72
Additional Paid-In Capital .....................          46,530          46,391
Retained Earnings ..............................          23,527          23,483
                                                         -------         -------
   Total Stockholders' Equity ..................          70,129          69,946
                                                         -------         -------

TOTAL LIABILITIES &
   STOCKHOLDERS'EQUITY .........................         $89,037         $92,477
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

                                                                      Schedule I
                                                                     (continued)
Catherines Stores Corporation
Condensed Financial Information of Registrant
Statements of Income
(dollars in thousands)

                                                     Years Ended
                                                     ------------
                                    January 31,      February 1,     February 3,
                                       1998             1997             1996
                                     --------         --------         --------
Sales ..........................      $ 168,523       $ 170,002       $ 182,842

Cost of sales ..................        157,915         159,217         161,216
                                      ---------       ---------       ---------

Gross margin ...................         10,608          10,785          21,626

Selling, general
 and administrative
 expenses ......................         10,987          12,633          11,299
                                      ---------       ---------       ---------

Income (loss)
 before income
 taxes .........................           (379)         (1,848)         10,327

Income tax benefit
 (provision) ...................            142             647          (3,614)

Equity in
 subsidiaries'
 continuing earnings
 (losses) ......................            281           2,487          (3,603)
                                      ---------       ---------       ---------

Net income .....................      $      44       $   1,286       $   3,110
                                      =========       =========       =========

The accompanying notes are an integral part of these financial statements.

Catherines Stores Corporation                                         Schedule I
Condensed Financial Information of Registrant                        (continued)
Statements of Cash Flows
(dollars in thousands)

                                                           Years Ended
                                                           -----------
                                                 January      February  February
                                                 31, 1998      1, 1997   3, 1996
                                                 --------     --------   -------
Cash flows from operating activities:
  Net income ...............................    $    44     $ 1,286     $ 3,110
  Adjustments to reconcile net
   income to net cash provided
   by (used in ) operating
   activities:
    Equity in undistributed
     (earnings) losses of
     subsidiaries ..........................       (281)     (2,487)      3,603
    Depreciation and amoritization .........        634         306         312
    Change in current assets and
     liabilities ...........................     (1,174)      1,223      (7,020)
    Change in deferred income
     taxes .................................       (188)       (268)          0
                                                -------     -------     -------
   Total adjustments in current
    assets and liabilities .................     (1,009)     (1,226)     (3,105)
                                                -------     -------     -------
Net cash provided by (used in)
  operating activities .....................       (965)         60           5
                                                -------     -------     -------

Cash flows from investing activities:
  Capital expenditures .....................       (232)       (327)       (206)
  Cash distribution from
   subsidiaries ............................      1,058       3,839           0
                                                -------     -------     -------
Net cash provided by (used in)
 investing activities ......................        826       3,512        (206)
                                                -------     -------     -------

Cash flows from financing activities:
  Sales of common stock, net
   of cash expenses ........................        139         164         206
  Repurchase of common stock ...............          0      (3,736)          0
                                                -------     -------     -------
Net cash provided by (used in)
 financing activities ......................        139      (3,572)        206
                                                -------     -------     -------
Net change in cash .........................    $     0     $     0     $     5
                                                =======     =======     =======

The accompanying notes are an integral part of these financial statements.

                                                                      SCHEDULE I
                                                                     (Continued)

                          Catherines Stores Corporation
                   Notes to Consolidated Financial Statements
                                January 31, 1998
                              ---------------------

1.  GENERAL
-----------

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

         These statements should be read in conjunction with the audited consolidated financial statements of the Company as of January 31, 1998, February 1, 1997 and February 3, 1996. Accordingly, significant accounting policies and other disclosures necessary for complete financial statements in conformity with generally accepted principles have been omitted since such items are reflected in the Company's audited consolidated financial statements and related notes thereto. Information with respect to material contingencies, long-term obligations and guarantees of Stores, for all periods presented, is also disclosed in the audited consolidated financial statements and related notes thereto.

Accounts Receivable
         Accounts receivable consists of trade vendor receivables.

Merchandise Inventory
         Merchandise inventory represents inventory purchased by Stores for its operating subsidiaries that was in transit to or being held at its retail distribution facility at fiscal year end.

Intercompany Transactions
         Stores and its subsidiaries have entered into an exclusive merchandise buying and distribution services agreement and an agency agreement. Under the buying and distribution services agreement, Stores performs all transactions necessary to provide merchandise to its subsidiaries for retail sales. These goods are sold at a markup and are recorded as sales on Stores' financial statements with a coresponding entry to intercompany receivable. One of Stores' subsidiaries has an agency agreement with Stores and the other subsidiaries in which it provides all administrative and management services. The subsidiary, in turn, assesses a fee to Stores and its other subsidiaries for these services. These fees, plus all funds distributed to meet the obligations of Stores or its other subsidiaries, are recorded as intercompany transactions. All intercompany transactions are eliminated in consolidation.

Income Taxes

     For separate-company reporting purposes, Stores records its income tax provision or benefit as if it were filing separate tax returns. The results of operations for Stores' is actually included in the consolidated income tax returns filed by the Company.
Reclassifications

         Certain prior year balances have been reclassified to conform to the current year presentation.

2.  STATEMENTS OF CASH FLOWS
----------------------------

           In fiscal 1996, Stores repurchased 509,500 shares of its outstanding common stock on the open market. To effect this purchase, a cash distribution of approximately $3,736,000 was made to Stores by its subsidiaries.

                                                                     Schedule II
Catherines Stores Corporation
Valuation and Qualifying Accounts
(dollars in thousands)
                                                               (1)
Column A            Column B     Column C                 Column D      Column E
--------            --------     --------                 --------      --------
                     Balance     Charged     Charged                     Balance
                       at       (credited)  (credited)                     at
                    beginning       to          to                         end
                       of       costs and      other                       of
Description          period      expenses     accounts     Deductions     period
-----------         --------    ----------    ---------   ------------    ------


Year ended
February 3,
1996:
Allowance for
 doubtful
 accounts ........     $  112       $  151        --        $ (208)       $   55
Reserve for
 inventory
 markdowns .......      1,550          630        --             --        2,180
Reserve for
 inventory
 shrinkage .......        146           10        --             --          156
Reserve for
 layaway
 cancellations ...         49          (20)       --             --           29
Reserve for
 sales returns
 and
 allowances ......        190           60       --              --          250


Year ended
 February 1,
 1997:
Allowance for
 doubtful
 accounts ........         55          164        --          (144)           75
Reserve for
 inventory
 markdowns .......      2,180          270        --             --        2,450
Reserve for
 inventory
 shrinkage .......        156         --          --             --          156
Reserve for
 layaway
 cancellations ...         29           (2)       --             --           27

Reserve for
 sales returns
 and
 allowances .......        250           13       --             --          263


Year ended
 January 31,
 1998:
Allowance for
 doubtful
 accounts .........         75         202        --          (192)           85
Reserve for
 inventory
 markdowns ........      2,450          145       --             --        2,595
Reserve for
 inventory
 shrinkage ........        156            8       --             --          164
Reserve for
 layaway
 cancellations ....         27            9       --             --           36
Reserve for
 sales returns
 and
 allowances .......     $  263       $   39       --             --       $  302


(1) Accounts written off, less recoveries.

                                 EXHIBIT INDEX


Number
Assigned in
Regulation S-K
                        Item 601 Description of Exhibits


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
                  reference to Exhibit 4.1 to the Registration of Securities of Certain Successor Issuers on Form 8-B dated January 29,
                  1995.

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

    10.10 Service Agreement dated October 1, 1992 between Catherines, Inc. and Hurley State Bank is incorporated herein by reference to Exhibit 10.27 to the Registration Statement of the Company dated November 30, 1992 (SEC File No. 33- 55320).

    10.11 Agreement and Plan of Merger dated as of October 2, 1992 among Catherines Stores Corporation, Virginia Acquisition Corp., Virginia Specialty Stores, Inc. and Walter S. Segsloff is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated November 17, 1992.

    10.12 Amendment No. 1 dated November 3, 1992 to said Agreement and Plan of Merger is incorporated herein by reference to Exhibit
                  10.2 to the Current Report on Form 8-K of the Company dated November 17, 1992.

    10.13 Escrow Agreement dated as of November 3, 1992 by and among Catherines Stores Corporation, Virginia Acquisition Corp.,

                  Virginia Specialty Stores, Inc., Walter S. Segaloff, Signet Trust Company and W.S.S. Group, Inc. is incorporated herein reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company dated November 17, 1992.

    10.14 Noncompetition Agreement dated as of November 3, 1992, among Catherines Stores Corporation, Virginia Acquisition Corp., Virginia Specialty Stores, Inc. and Walter S. Segaloff is incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of the Company dated November 17, 1992.

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

    10.17 Supplement No. 3 to Master Lease Agreement dated as of December 31, 1992, between Sanwa Business Credit Corporation and Catherines, Inc. is incorporated herein by reference to Exhibit 10.37 to the Registration Statement of the Company dated November 30, 1992, (SEC File No. 33-55320).

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

    10.35 Master Agreement dated as of February 1, 1995, among Catherines, Inc., Investcorp International, Inc. and Card Establishment Services, Inc. is incorporated herein by reference to Exhibit 10.35 to the Annual Report on Form 10-K of the Company for fiscal year ended February 6, 1996.

    10.36 Standard Agreement dated as of June 8, 1995, between Catherines Stores Corporation and United Steelworkers of America, AFL-CIO, CLLC, Local No. 1002 is incorporated herein by reference to Exhibit 10.36 to the Annual Report on Form 10-K of the Company for fiscal year ended February 6, 1996.

    10.37 Second Amendment to Credit Agreement dated as of December 6, 1995, between and among Catherines, Inc., Catherines Stores Corporation, Catherines of California, Inc., Catherines of Pennsylvania, Inc., Catherines, Partners, L.P. and First American National Bank, as Agent for itself and Hibernia National Bank and The Hongkong and Shanghai Banking Corporation Limited is incorporated herein by reference to

                  Exhibit 10.37 to the Annual Report on Form 10- K of the Company for fiscal year ended February 6, 1996.

    10.38 Third Amendment to Credit Agreement between and among Catherines, Inc., Catherines Stores Corporation, Catherines of California, Inc. Catherines of Pennsylvania, Inc., Catherines Partners, L.P. and First American National Bank, as Agent for itself and Hibernia national Bank and The Hongkong and Shanghai Banking Corporation Limited is incorporated herein by reference to Exhibit 10.38 to the Annual Report on Form 10-K of the Company for fiscal year ended February 6, 1996.

    10.39* Fourth Amendment to Credit Agreement between and among Catherines, Inc., Catherines Stores Corporation, Catherines of California, Inc., Catherines of Pennsylvania, Inc., Catherines Partners, L.P. and First American National Bank, individually and in its capacity as Agent, Hibernia National Bank and Bank One, N.A. dated February 27, 1998.




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

(11)11.1* Statement re: Computation of Weighted Average Number of Common Shares Outstanding.

(13)13.1* The Company's Annual Report to Shareholders for the fiscal year to which this Annual Report on Form 10-K relates, to the extent incorporated herein by reference.

(21)              21.1  Subsidiaries  are  incorporated  herein by  reference to
                  Exhibit  21.1  to   Registration   of  Securities  of  Certain
                  Successor Issuers on Form 8-B dated January 29, 1995.

(23)23.1*         Consent of Arthur Andersen LLP.

    23.2*         Report of Arthur Andersen LLP on Schedules.

    (27)*         Financial Data Schedule (EDGAR FILING ONLY).

------------------------------------

*Previously unfiled documents are noted with an asterisk.