Form 10-Q
period 1998-05-02
CATHERINES STORES CORP
filed 1998-06-12
CIK 875194

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 2, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  __________ to __________

Commission File No.   000-19372

CATHERINES STORES CORPORATION
(exact name of registrant as specified in its charter)

Tennessee                                              62-1350411
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                       Identification No.)


3742 Lamar Avenue, Memphis, Tennessee, 38118 (Address of principal executive offices)

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

         As of June 5, 1998 there were 7,242,789 shares of Catherines Stores Corporation common stock outstanding.

                          CATHERINES STORES CORPORATION

                                    FORM 10-Q

                                   May 2, 1998

                                Table of Contents
                                                                        Page No.

         PART 1 -          FINANCIAL INFORMATION

         Consolidated Statements of Income                                     3

         Consolidated Balance Sheets                                           4

         Consolidated Statements of Cash Flows                                 5

         Notes to Consolidated Financial Statements                          6-9

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     10-13


         PART 2 -          OTHER INFORMATION                               14-15

PART 1 - FINANCIAL INFORMATION

CATHERINES STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


                                                   Thirteen weeks ended
                                          May 2, 1998                May 3, 1997

Net sales                                 $76,452,394                $70,968,193

Cost of sales, including
buying and occupancy costs..............   51,109,138                 48,670,830
                                           ----------                 ----------

Gross margin ...........................   25,343,256                 22,297,363

Selling, general and
administrative expenses ................    2,431,048                 19,653,566

Amortization of intangible
assets .................................      254,308                    274,878
                                              -------                    -------

Operating income before
store closing costs ....................    4,657,900                  2,368,919

Store closing costs (Note 7) ...........      188,657                          0
                                              -------                    -------

Operating income .......................    4,469,243                  2,368,919

Interest expense, net ..................      279,648                    322,424
                                              -------                    -------

Income before income taxes .............    4,189,595                  2,046,495

Provision for income taxes .............    1,718,000                    833,000
                                            ---------                    -------

Net income .............................   $2,471,595                 $1,213,495
                                           ==========                 ==========


Net income per common
share (Note 6) .........................        $0.34                      $0.17
                                                =====                      =====

Diluted net income per
common share (Note 6) ..................        $0.34                      $0.17
                                                =====                      =====

The accompanying notes are an integral part of these consolidated financial statements.

CATHERINES STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                      May 2,         January 31,
                                                      1998              1998
A S S E T S
Current Assets:
Cash and cash equivalents ....................   $   4,465,146    $   3,089,290
Receivables ..................................       3,409,960        2,580,025
Merchandise inventory ........................      52,257,309       48,310,215
Prepaid expenses and other ...................       4,557,846        4,044,144
Deferred income taxes ........................       2,504,000        2,504,000
                                                 -------------    -------------
 Total current assets ........................      67,194,261       60,527,674
                                                 -------------    -------------

Property and Equipment, at cost:
Land .........................................         500,000          500,000
Leasehold improvements .......................      23,570,355       23,213,674
Fixtures and equipment .......................      29,238,240       28,573,919
Equipment under capital leases ...............      13,547,653       13,356,177
Improvements in process ......................       1,029,561          830,144
                                                  -------------   -------------
                                                    67,885,809       66,473,914
Less accumulated depreciation
 and amortization ............................     (34,335,635)     (32,398,729)
                                                 -------------    -------------
                                                    33,550,174       34,075,185
                                                 -------------    -------------

Deferred Income Taxes ........................         435,000          435,000
Other Assets and Deferred Charges, less
 accumulated amortization of $1,797,691
 and $1,716,072 ..............................       2,534,998        2,506,096
Goodwill, less accumulated amortization
 of $5,059,546 and $4,886,858 ................      22,564,028       22,739,081
                                                 -------------    -------------
                                                 $ 126,278,461    $ 120,283,036
                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable .............................   $  24,401,740    $  21,761,405
Accrued expenses (Note 3) ....................      17,098,763       14,750,159
Current maturities of long-term bank
 and other debt ..............................       2,258,358        2,853,585
                                                 --------------   -------------
Total current liabilities ....................      43,758,861       39,365,149

Long-Term Bank and Other Debt, less
 current maturities (Note 4) .................       9,883,524       10,788,920
Stockholders' Equity:
Preferred stock, $.01 par value,
 1,000,000 shares authorized, none issued
 and outstanding .............................            --               --
Common stock, $.01 par value, 50,000,000
 shares authorized, 7,236,989 and
 7,231,070 shares issued and outstanding .....          72,370           72,311
Additional paid-in capital ...................      46,564,879       46,529,424
Retained earnings ............................      25,998,827       23,527,232
                                                 -------------    -------------
Total stockholders' equity ...................      72,636,076       70,128,967
                                                 -------------    -------------
                                                 $ 126,278,461    $ 120,283,036
                                                 =============    =============

The accompanying notes are an integral part of these consolidated balance sheets.

CATHERINES STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Thirteen weeks ended
                                                  May 2, 1998       May 3, 1997

Cash Flows from Operating Activities:
Net income ...................................     $ 2,471,595      $ 1,213,495
                                                   -----------      -----------
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities--
  Depreciation and amortization ..............       2,191,213        2,211,091
  Change in reserve for store
   closing costs .............................         148,211                0
  Net change in current assets and
   liabilities (Note 2) ......................         166,782       (5,071,873)
  Change in other noncash reserves ...........        (616,785)         (75,089)
  Change in other assets .....................        (108,156)         (33,388)
                                                   -----------      -----------

    Total adjustments ........................       1,781,265       (2,969,259)
                                                   -----------      -----------

Net cash provided by (used in)
 operating activities ........................       4,252,860       (1,755,764)
                                                   -----------      -----------

Cash Flows from Investing Activities:
  Capital expenditures .......................      (1,299,029)      (1,410,952)
                                                   -----------      -----------

Net cash used in investing activities ........      (1,299,029)      (1,410,952)
                                                   -----------      -----------

Cash Flows from Financing Activities:
  Sales of common stock ......................          35,514           41,560
  Proceeds from long-term bank
   and other debt ............................       6,919,000        5,236,000
  Principal payments of long-
   term bank and other debt ..................      (8,532,489)        (458,602)
                                                   -----------      -----------

Net cash (used in) provided by
 financing activities ........................      (1,577,975)       4,818,958
                                                   -----------      -----------

Net Increase in Cash and
 Cash Equivalents ............................       1,375,856        1,652,242
Cash and Cash Equivalents,
 beginning of period .........................       3,089,290        2,992,339
                                                   -----------      -----------

Cash and Cash Equivalents,
 end of period ...............................     $ 4,465,146      $ 4,644,581
                                                   ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

CATHERINES STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) General

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of Catherines Stores Corporation ("Stores") and its wholly owned subsidiaries as of May 2, 1998 and January 31, 1998, and the consolidated results of their operations and their cash flows for the thirteen weeks ended May 2, 1998 and May 3, 1997. Stores and its subsidiaries are collectively referred to as the "Company". The results of operations for the thirteen week periods may not be indicative of the results for the entire year.

         These statements should be read in conjunction with the audited financial statements and related notes which have been incorporated by reference in the Company's Form 10-K for the year ended January 31, 1998. Accordingly, significant accounting policies and other disclosures necessary for complete financial statements in conformity with generally accepted accounting principles have been omitted since such items are reflected in the Company's audited financial statements and related notes thereto.

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

 (2) Statements of Cash Flows

         The changes in current assets and liabilities reflected in the statements of cash flows were as follows:

                                                         Thirteen weeks ended
                                                      May 2,            May 3,
                                                       1998              1997
Increase (decrease) in cash and cash
 equivalents-
Receivables ..................................     $  (780,631)     $  (531,170)
Merchandise inventory ........................      (3,206,613)      (3,896,047)
Prepaid expenses and other ...................        (513,702)      (1,314,947)
Accounts payable .............................       2,640,335           48,146
Accrued expenses .............................       2,027,393          622,145
                                                   -----------      -----------
   Total .....................................     $   166,782      $(5,071,873)
                                                   ===========      ===========

     Interest paid during the thirteen weeks ended May 2, 1998 and May 3, 1997 was approximately $106,000 and $323,000, respectively. Income taxes paid during the thirteen weeks ended May 2, 1998 and May 3, 1997 were approximately $463,000 and $453,000, respectively.

 (3) Accrued Expenses

         Accrued expenses consisted of the following:

                                                       May 2,        January 31,
                                                       1998              1998

Payroll and related benefits ...............       $ 3,252,927       $ 3,252,177
Taxes other than income taxes ..............         1,607,580         1,059,127
Rent and other related costs ...............         2,221,094         2,252,587
Deferred revenues ..........................         2,001,063         1,819,288
Reserve for earned discounts ...............         1,309,000         1,140,000
Reserve for store closing costs ............         1,263,422         1,115,211
Other ......................................         5,443,677         4,111,769
                                                   -----------       -----------
   Total ...................................       $17,098,763       $14,750,159
                                                   ===========       ===========


(4) Long-Term Bank and Other Debt

         Long-term bank and other debt consisted of the following:

                                                     May 2,         January 31,
                                                     1998               1998
Due to banks:
Term notes .................................     $          0      $  1,250,000
Working capital notes ......................                0         7,000,000
Mortgage note ..............................        6,897,971                 0
Other:
Capital lease and other obligations ........        5,243,911         5,392,505
                                                 ------------      ------------
                                                   12,141,882        13,642,505
Less current maturities ....................       (2,258,358)       (2,853,585)
                                                 ------------      ------------
Total ......................................     $  9,883,524      $ 10,788,920
                                                 ============      ============


         On February 27, 1998, the Company entered into a new mortgage financing agreement and amended the existing bank credit agreement. The new mortgage financing agreement provides a $6,919,000 mortgage facility with a seven-year term and a 20-year amortization period. The interest rate on the mortgage note is fixed at 7.5%. Proceeds from the note were used to repay the Company's outstanding term loan and to reduce amounts outstanding under the working capital facility. The existing bank credit agreement was amended to reduce the amount available from $28 million to $25 million, including the swing line of credit, and to increase the interest rate to the agent bank's prime rate or LIBOR plus 2 1/4%, at the Company's option. Amounts available under the new agreement are based on the Company's eligible receivables and inventories.

         At May 2, 1998, the Company had approximately $19,800,000 available under its combined working capital and swing line facility. Outstanding letters of credit were approximately $5,200,000 at May 2, 1998. During the thirteen weeks ended May 2, 1998, the Company entered into a supplement to a capital lease agreement for the purpose of obtaining laptop computers and general office equipment. The cost of this equipment, approximately $113,000, was financed by capital leases.

 (5) Leases

         During the thirteen weeks ended May 2, 1998, the Company amended leases for three stores, which increased future minimum rental payments by approximately $264,000 since January 31, 1998. Total future minimum rental payments under all noncancelable operating leases with initial or remaining lease terms of one year or more are approximately $71,052,000.

         Total rent expense for all operating leases was as follows:

                                                      Thirteen Weeks Ended
                                                    May 2,              May 3,
                                                     1998               1997
Minimum rentals ......................           $5,229,744           $5,293,110
Contingent rentals ...................               36,003               80,376
                                                 ----------           ----------
Total ................................           $5,265,747           $5,373,486
                                                 ==========           ==========


(6) Net Income Per Common Share

         The reconciliation of net income per common share and diluted net income per common share is as follows:

                                                                         Diluted
                                            Net Income                Net Income
                                            Per             Stock       Per
                                            Common Share   Options  Common Share
Thirteen weeks ended May 2, 1998:
  Net income .........................    $2,471,595             0    $2,471,595
  Weighted average shares ............     7,232,696       125,250     7,357,946
                                          ----------                  ----------
  Per share amount ...................    $     0.34                  $     0.34
                                          ==========                  ==========

Thirteen weeks ended May 3, 1997:
  Net income .........................    $1,213,495             0    $1,213,495
  Weighted average shares ............     7,198,532        61,071     7,259,603
                                          ----------                  ----------
  Per share amount ...................    $     0.17                  $     0.17
                                          ==========                  ==========

(7) Store Closing Costs

     The Company reviewed its store base in late fiscal 1997 and committed to a plan to close 30 underperforming stores upon lease termination or by settlement with the landlords. Two underperforming stores were closed during the first quarter of fiscal 1998 at a cost of approximately $39,000 and eight additional stores have scheduled closing dates during the remainder of fiscal 1998. The remaining stores' leases are still being negotiated with the landlords.

         Based on negotiations with landlords during the first quarter of 1998, the Company reserved an additional $150,000 for the estimated costs to close certain stores.

Item 2.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         This outlook contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations that are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements. Such factors include, but are not limited to, the following: general economic conditions; competitive factors and pricing pressures; the Company's ability to predict fashion trends; consumer apparel buying patterns; adverse weather conditions and inventory risks due to shifts in market demand. The Company does not undertake to publicly update or revise the forward-looking statements even if experience or future changes make it clear that projected results expressed or implied therein will not be realized.

Overview

         The Company's net income for the thirteen week period ended May 2, 1998 was $2,472,000 compared to $1,213,000 in the thirteen week period ended May 3, 1997. Operating income margins were 5.8% for the first quarter of 1998 compared to 3.3% in 1997. First quarter operating income before store closing costs almost doubled the operating income for first quarter of 1997.

         The Company reviewed its store base in late fiscal 1997 and committed to a plan to close 30 underperforming stores upon lease termination or by settlement with the landlords. Two underperforming stores were closed during the first quarter of fiscal 1998 at a cost of approximately $39,000 and eight additional stores have scheduled closing dates during the remainder of fiscal 1998. The remaining stores' leases are still being negotiated with the landlords.

         Through negotiations with landlords during the first quarter of 1998, the Company reserved an additional $150,000 for the estimated costs to close certain stores.

Liquidity and Capital Resources

         The Company's cash provided by operations was $4,253,000 during the thirteen weeks ended May 2, 1998, compared to cash used in operations of $1,756,000 during the thirteen weeks ended May 3, 1997. The increase in cash flow provided by operations is primarily attributable to an increase in net income and a decrease in working capital. The Company's working capital was

$23,435,000 at May 2, 1998 compared to  $28,871,000 at May 3, 1997.  Compared to the first quarter of 1997, inventory per store decreased 2.6%. The Company's internally generated cash flow financed its operating requirements, capital expenditures and debt service during the thirteen week period ended May 2, 1998.

         The Company maintains a merchant services agreement with a third party credit processor. This agreement provides for the Company to sell, without recourse, accounts receivable from private label credit card sales. The third party provides all authorization, billing and collection services for these accounts. The five-year agreement, which expires in January 2000, automatically renews unless terminated by either party or by mutual agreement.

Capital Expenditures

         The Company incurred approximately $1,200,000 to relocate, remodel or expand existing stores during the first quarter of 1998. The Company estimates that fiscal 1998 capital expenditures will be approximately $7,000,000 to $8,000,000 of which an estimated $5,000,000 will be used for the opening of four to six new locations and the remodeling, relocation and expansion of approximately 31 other locations. An additional $1,200,000 will be used to purchase new information technology to upgrade the merchandise planning and allocation systems and the customer profile database system. The remainder of capital expenditures are to upgrade existing computer systems, add additional software technology and to maintain existing facilities.

Banking Arrangements

         In February 1998, the Company entered into a new mortgage financing agreement and amended the existing bank credit agreement. The Company's prior bank credit agreement provided a $5,000,000 term loan, a working capital facility of $25,000,000 and a swing line of credit of $3,000,000 with the Company's agent bank. The term loan required quarterly principal payments of $250,000. The working capital facility could have been be used for letters of credit. The interest rate was the bank's prime rate or LIBOR plus 1 1/4% , at the Company's option.

         The new mortgage financing agreement provides a $6,919,000 mortgage facility with a seven-year term and a 20-year amortization period. The interest rate on the mortgage note is fixed at 7.5%. Proceeds from the note were used to repay the term loan and to reduce the amounts outstanding under the working capital facility. The existing bank credit facility was amended to reduce the amount available from $28,000,000 to $25,000,000, including the swing line of credit, and to increase the interest to the agent bank's prime rate or LIBOR plus 2 1/4%, at the Company's option. The new agreement expires June 30, 2001.

     At May 2, 1998, the Company had approximately  $19,800,000  available under
its  combined  working  capital  and  swing  line  facility  and   approximately
$5,200,000 in outstanding letters of credit.

         The Company believes that its internally generated cash flow, together with borrowings under the bank credit agreement, will be adequate to finance the Company's operating requirements, debt repayments and capital needs during the foreseeable future.


Results of Operations

Thirteen Weeks Ended May 2, 1998 Compared to Thirteen Weeks Ended May 3,
1997

         Net sales in the first quarter of 1998 increased 7.7% to $76,452,000 from $70,968,000 in the first quarter of 1997. Comparable stores' sales increased 10.4%. The average unit selling price, the number of saleschecks generated, number of units sold and the average number of units per salescheck all increased. During the first quarter, two stores were closed permanently and one store was closed temporarily due to tornado damage, reducing the number of stores operated by the Company on May 3, 1998 to 440. At May 3, 1997, the Company operated 460 stores.

         Gross margin, after buying and occupancy costs, increased as a percentage of sales to 33.1% from 31.4% in the first quarter of 1997. The increase is attributable to leveraged buying and occupancy costs and an increase in merchandise margin.

         Selling, general and administrative expenses increased to $20,431,000 in the first quarter of 1998 compared to $19,654,000 in the first quarter of 1997. The increase is primarily attributable to store and management performance bonuses and consultant services incurred to re-engineer the merchandise assortment planning and distribution functions, offset by decreased advertising, supplies and other service costs. As a percentage of sales, the selling, general and administrative expenses decreased to 26.7% from 27.7% in the first quarter of 1997.

         The Company reviewed its store base in late fiscal 1997 and committed to a plan to close 30 underperforming stores upon lease termination or by settlement with the landlords. Two underperforming stores were closed during the first quarter of fiscal 1998 at a cost of approximately $39,000 and eight additional stores have scheduled closing dates during the remainder of fiscal 1998. The remaining stores' leases are still being negotiated with the landlords.

         Based on negotiations with landlords during the first quarter of 1998, the Company reserved an additional $150,000 for the estimated costs to close certain stores.

         Interest expense was approximately $280,000 in the first quarter of 1998 compared to $322,000 in the first quarter of 1997. The decrease is primarily attributable to the decrease in working capital borrowings, offset by an increase in capital lease expense.

         Income taxes were provided at effective rates of 41.0% and 40.7% for the thirteen weeks ended May 2, 1998 and May 3, 1997, respectively.

         Net income for the first quarter of 1998 was $2,472,000 compared to $1,213,000 for the first quarter of 1997. Diluted net income per common share ("Net income per common share") was $0.34 per share in the first quarter of 1998 and $0.17 per share in the first quarter of 1997.

Year 2000 Compliance

         The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000. The majority of the Company's information systems are serviced by outside vendors who are in the process of completing all necessary updates to ensure they will continue to be effective in the year 2000. The Company is also requesting from its key third-party providers certifications of year 2000 compliance. All of these costs will be borne by the key third-parties. The Company expects the majority of its information systems to be year 2000 compliant by 1999, however, no assurances can be given that the efforts by the Company, its outside service providers and its third parties will be successful. The Company does not expect that the costs to achieve year 2000 compliance will be material to its consolidated financial position or results of operations.

PART 2 - OTHER INFORMATION

Item 1.   Legal Proceedings
            The Company is from time to time involved in routine litigation incidental to the conduct of its business, substantially all of which is covered by existing insurance coverage. The Company believes that no currently pending litigation to which it is a party will have a material adverse effect on its consolidated financial condition or results of operations.

Item 2.   Changes in the Rights of the Company's Security Holders
            Not applicable

Item 3.   Defaults by the Company on its Senior Securities
            Not applicable

Item 4.   Submission of Matters to a vote of Security Holder

         The Annual Meeting of the Stockholders of the Company was held on June 3, 1998. Matters voted upon at the meeting were the election of directors, the ratification of independent public accountants and the increase in the number of authorized shares under the incentive plan and to ratify all grants of options under this plan to date.

         The results of the voting were as follows:

                                                                       Abstain/
                                                                        Broker
                                 For      Against        Withheld      Non-Voter
Election of directors:
  Stanley H. Grossman          4,557,590                2,074,671
  Wellford L. Sanders, Jr.     4,556,212                2,076,049
Appointment of Arthur
  Andersen LLP                 6,618,390    4,521                         9,350
Increase incentive plan
  authorized shares and
  ratification of all grants
  under the plan to date        2,126,302   4,489,071                    16,888

Item 5.   Other Information
            Not applicable

Item 6.     Exhibits and Reports on Form 8-K
            (A) 10.40 Loan Agreement between Catherines Stores Corporation, Catherines, Inc. and National Bank of Commerce dated February 27, 1998.
            27.1  Financial Data Shcedule (for Edgar filing only)
            (B) None

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SIGNATURES


                    June 3, 1998            /s/ David C. Forell
                    ---------------         ------------------------------------
                          (Date)            David C. Forell,
                                            Executive Vice President,
                                            Chief Financial Officer