Form 10-Q
period 1998-08-01
CATHERINES STORES CORP
filed 1998-09-11
CIK 875194

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 1, 1998 or

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

         As of September 2, 1998 there were 7,247,306 shares of Catherines Stores Corporation common stock outstanding.

                          CATHERINES STORES CORPORATION

                                    FORM 10-Q

                                 August 1, 1998

                                Table of Contents


PART 1 -          FINANCIAL INFORMATION

                  Consolidated Statements of Income                            3

                  Consolidated Balance Sheets                                  4

                  Consolidated Statements of Cash Flows                        5

                  Notes to Consolidated Financial Statements                 6-9

                  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations             10-14

PART 2 -          OTHER INFORMATION                                           15

PART 1 - FINANCIAL INFORMATION

CATHERINES STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                             Thirteen weeks ended       Twenty-six weeks ended
                          August 1,      August 2,     August 1,      August 2,
                            1998           1997          1998           1997
                            ----           ----          ----           ----

Net sales              $ 74,826,611   $ 70,663,687   $151,279,005   $141,631,880
Cost of sales,
including buying and
occupancy costs          49,208,328     48,560,541    100,317,466     97,231,371
                       ------------   ------------   ------------   ------------

Gross margin             25,618,283     22,103,146     50,961,539     44,400,509
Selling, general and
 administrative
 expenses                19,314,462     18,716,370     39,745,501     38,370,161
Amortization of
 intangible assets          275,072        248,382        529,380        523,261
                       ------------   ------------   ------------   ------------
Operating income
before store closing
costs                     6,028,749      3,138,394     10,686,658      5,507,087
Store closing costs
 (Note 7)                    11,099              0        199,755              0
                       ------------   ------------   ------------   ------------
Operating income          6,017,650      3,138,394     10,486,903      5,507,087
Interest expense, net       154,139        328,038        433,787        650,462
                       ------------   ------------   ------------   ------------
Income before income
 taxes                    5,863,511      2,810,356     10,053,116      4,856,625
Provision for income
 taxes                    2,405,000      1,156,000      4,123,000      1,989,000
                       ------------   ------------   ------------   ------------
Net income             $  3,458,511   $  1,654,356   $  5,930,116   $  2,867,625
                       ============   ============   ============   ============

Net income per common
 share (Note 6)        $       0.48   $       0.23   $       0.82   $       0.40
                       ============   ============   ============   ============
Diluted net income
per common share
(Note 6)               $       0.47   $       0.23   $       0.80   $       0.40
                       ============   ============   ============   ============
     The accompanying notes are an integral part of these consolidated financial statements.


CATHERINES STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                                      August 1, 1998      January 31, 1998
                                                                      --------------      ----------------
ASSETS
 Current Assets:
 Cash and cash equivalents                                                $10,189,692           $3,089,290
 Receivables                                                                2,480,811            2,580,025
 Merchandise inventory                                                     51,895,152           48,310,215
 Prepaid expenses and other                                                 3,866,416            4,044,144
 Deferred income taxes                                                      2,504,000            2,504,000
                                                                  ------------------- --------------------
  Total current assets                                                     70,936,071           60,527,674
                                                                  ------------------- --------------------

Property and Equipment, at cost:
 Land                                                                         500,000              500,000
 Leasehold improvements                                                    24,012,657           23,213,674
 Fixtures and equipment                                                    29,750,194           28,573,919
 Equipment under capital leases                                            13,676,776           13,356,177
 Improvements in process                                                    1,174,100              830,144
                                                                  ------------------- --------------------
                                                                           69,113,727           66,473,914
Less accumulated depreciation and amortization                            (36,306,134)         (32,398,729)
                                                                  ------------------- --------------------
                                                                           32,807,593           34,075,185
                                                                  ------------------- --------------------

Deferred Income Taxes                                                         435,000              435,000
Other Assets and Deferred Charges, less accumulated
amortization of $1,793,933 and $1,716,072
                                                                            2,423,182            2,506,096
Goodwill, less accumulated amortization of
$5,231,526 and $4,886,858
                                                                           22,391,340           22,739,081
                                                                  ------------------- --------------------
                                                                         $128,993,186         $120,283,036
                                                                  =================== ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                                         $23,364,409          $21,761,405
 Accrued expenses (Note 3)                                                 17,684,674           14,750,159
 Current maturities of long-term bank and other debt                        2,139,182            2,853,585
                                                                  ------------------- --------------------
Total current liabilities                                                  43,188,265           39,365,149
                                                                  ------------------- --------------------

Long-Term Bank and Other Debt, less current maturities
 (Note 4)                                                                   9,646,699           10,788,920
Stockholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares
authorized, none issued and outstanding

                                                                               ---                 ---
Common stock, $.01 par value, 50,000,000 shares
authorized,7,247,306 and 7,231,070 shares issued and
outstanding
                                                                               72,473               72,311
 Additional paid-in capital                                                46,628,401           46,529,424
 Retained earnings                                                         29,457,348           23,527,232
                                                                  ------------------- --------------------
Total stockholders' equity                                                 76,158,222           70,128,967
                                                                  ------------------- --------------------
                                                                         $128,993,186         $120,283,036
                                                                  =================== ====================

            The accompanying notes are an integral part of these consolidated balance sheets.

CATHERINES STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Twenty-six weeks ended
                                                    August 1,         August 2,
                                                       1998              1997
                                                       ----              ----
Cash Flows from Operating Activities:
 Net income                                         $5,930,116        $2,867,625
 Adjustments to reconcile net income to
  net cash provided by operating activities--
   Depreciation and amortization                     4,514,293         4,623,442
   Change in reserve for store closing costs            29,869                 0
    (Note 7)
   Net change in current assets and                  1,760,579         (126,803)
    liabilities (Note 2)
   Change in other noncash reserves                  (560,924)         (793,444)
   Change in other assets                             (71,147)         (175,728)
                                            ------------------------------------

     Total adjustments                               5,672,670         3,527,467
                                            ------------------------------------

Net cash provided by operating activities           11,602,786         6,395,092
                                            ------------------------------------

Cash Flows from Investing Activities:
 Capital expenditures                              (2,366,131)       (2,302,770)
                                            ------------------------------------

Net cash used in investing activities              (2,366,131)       (2,302,770)
                                            ------------------------------------

Cash Flows from Financing Activities:
 Sales of common stock                                  99,139            72,078
 Proceeds from long-term bank
  and other debt                                     6,919,000                 0
 Principal payments of long-term bank
  and other debt                                   (9,154,392)       (3,662,598)
                                            ------------------------------------

Net cash used in financing activities              (2,136,253)       (3,590,520)
                                            ------------------------------------

Net Increase in Cash and Cash Equivalents            7,100,402           501,802
Cash and Cash Equivalents, beginning of period       3,089,290         2,992,339
                                             -----------------------------------

Cash and Cash Equivalents, end of period           $10,189,692        $3,494,141
                                             ===================================
     The accompanying notes are an integral part of these consolidated financial statements.

CATHERINES STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) General

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of Catherines Stores Corporation ("Stores") and its wholly owned subsidiaries as of August 1, 1998 and January 31, 1998, the consolidated results of their operations for the thirteen and twenty-six weeks ended August 1, 1998 and August 2, 1997 and their cash flows for the twenty-six weeks ended August 1, 1998 and August 2, 1997. Stores and its subsidiaries are collectively referred to as the "Company". The results of operations for the thirteen and twenty-six week periods may not be indicative of the results for the entire year.

         These statements should be read in conjunction with the Company's audited financial statements and related notes which have been incorporated by reference in the Company's Form 10-K for the year ended January 31, 1998. Accordingly, significant accounting policies and other disclosures necessary for complete financial statements in conformity with generally accepted accounting principles have been omitted since such items are reflected in the Company's audited financial statements and related notes thereto.

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

 (2) Statements of Cash Flows

         The changes in current assets and liabilities reflected in the statements of cash flows were as follows:

                                                 Twenty-six weeks ended
                                             August 1,         August 2,
                                               1998              1997
                                             ---------         ---------
Increase (decrease) in cash and
   cash equivalents-
Receivables                                   $85,130           $845,595
Merchandise inventory                       3,064,062          6,537,213
Prepaid expenses and other                    177,728         (1,114,197)
Accounts payable                           (4,507,652)        (5,866,550)
Accrued expenses                            2,941,311           (528,864)
                                             ---------          ---------
   Total                                   $1,760,579          $(126,803)
                                            ==========        ==========

         Interest paid during the twenty-six weeks ended August 1, 1998 and August 2, 1997 was approximately $118,000 and $632,000, respectively. Income taxes paid during the twenty-six weeks ended August 1, 1998 and August 2, 1997 were approximately $2,568,000 and $1,148,000, respectively.

 (3) Accrued Expenses

         Accrued expenses consisted of the following:

                                         August 1,                 January 31,
                                            1998                      1998
                                        -----------                -----------
Payroll and related benefits            $3,851,469                 $3,252,177
Taxes other than income taxes            1,402,358                  1,059,127
Rent and other related costs             2,362,106                  2,252,587
Deferred revenues                        1,990,081                  1,819,288
Reserve for earned discounts             1,421,000                  1,140,000
Reserve for store closing costs          1,145,080                  1,115,211
Income taxes                             1,922,366                    245,161
Other                                    3,590,214                  3,866,608
                                         ---------                  ---------
   Total                                $17,684,674               $14,750,159
                                        ===========                ===========

(4) Long-Term Bank and Other Debt

         Long-term bank and other debt consisted of the following:

                                                  August 1,         January 31,
                                                    1998                1998
                                                 -----------        -----------
Due to banks:
 Term notes                                      $          0      $  1,250,000
 Working capital notes                                      0         7,000,000
 Mortgage note                                      6,860,890                 0
Other:
 Capital lease and other obligations                4,924,991         5,392,505
                                                 ------------      ------------
                                                   11,785,881        13,642,505
Less current maturities                            (2,139,182)       (2,853,585)
                                                 ------------      ------------
   Total                                         $  9,646,699      $ 10,788,920
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

         At August 1, 1998, the Company had approximately $16,600,000 available under its combined working capital and swing line facility. Outstanding letters of credit were approximately $4,900,000 at August 1, 1998. During the twenty-six weeks ended August 1, 1998, the Company entered into supplements to a capital lease agreement for the purpose of obtaining laptop computers and general office equipment. The cost of this equipment, approximately $379,000, was financed by capital leases.

 (5) Leases

         During the twenty-six weeks ended August 1, 1998, the Company amended or extended leases for 50 stores, which increased future minimum rental payments by approximately $9,663,000 since January 31, 1998. Total future minimum rental payments under all noncancelable operating leases with initial or remaining lease terms of one year or more are approximately $73,558,000.

         Total rent expense for all operating leases was as follows:

                                     Twenty-six Weeks Ended
                               August 1,                 August 2,
                                  1998                      1997
                              -----------                -----------
Minimum rentals               $10,421,365                $10,639,071
Contingent rentals                153,285                    145,071
                                  -------                    -------
   Total                      $10,574,650                $10,784,142
                              ===========                ===========

(6) Net Income Per Common Share

         The reconciliation of net income per common share and diluted net income per common share is as follows:

                                                                       Diluted
                                          Net Income                 Net Income
                                            Per                         Per
                                           Common        Stock         Common
                                            Share        Options       Share
                                        ------------    -----------  -----------
Twenty-six weeks ended August 1, 1998:
Net income                                  $5,930,116                $5,930,116
Weighted average shares                      7,237,835      143,490    7,381,325
                                             ----------               ----------
Per share amount                             $     0.82               $     0.80
                                             ==========               ==========

Twenty-six weeks ended August 2, 1997:
Net income                                  $2,867,625                $2,867,625
Weighted average shares                      7,203,255      56,515     7,259,770
                                             ----------               ----------
Per share amount                            $     0.40                $     0.40
                                             ==========               ==========
Thirteen weeks ended August 1, 1998:
Net Income                                  $3,458,511                $3,458,511
Weighted average shares                      7,242,973      161,731    7,404,704
                                            ----------                ----------
Per share amount                            $     0.48                $     0.47
                                            ===========               ==========
Thirteen weeks ended August 2, 1997:
Net Income                                  $1,654,356                $1,654,356
Weighted average shares                      7,207,978       51,959    7,259,937
                                            ----------                ----------
Per share amount                            $     0.23                $     0.23
                                            ==========                ==========

(7) Store Closing Costs

     The Company reviewed its store base in late fiscal 1997 and committed to a plan to close 30 underperforming stores upon lease termination or by settlement with the landlords. Seven underperforming stores were closed during the first half of fiscal 1998 at a cost of approximately $199,000 and six additional stores have scheduled closing dates during the remainder of fiscal 1998. The remaining stores' leases are still being negotiated with the landlords.

         During the six months ended August 1, 1998, approximately $170,000 of cash payments were made related to the stores closed.

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

Overview

         The Company's net income for the thirteen week period ended August 1, 1998 was $3,459,000 compared to $1,654,000 in the thirteen week period ended August 2, 1997. Operating income margins were 8.0% for the second quarter of 1998 compared to 4.4% in 1997.

         Net income for the twenty-six week period ended August 1, 1998 was $5,930,000 compared to $2,868,000 in the twenty-six week period ended August 2, 1997. Operating income for the first half of 1998 almost doubled the operating income for the first half of 1997. Operating income margins were 6.9% for the first half of 1998 compared to 3.9% for the first half of 1997.

Liquidity and Capital Resources

         The Company's cash provided by operations was $11,603,000 during the twenty-six weeks ended August 1, 1998, compared to cash provided by operations of $6,395,000 during the twenty-six weeks ended August 2, 1997. The increase in cash flow provided by operations is primarily attributable to an increase in net income and a decrease in working capital. The Company's working capital, net of cash and cash equivalents, was $17,558,000 at August 1, 1998 compared to $18,073,000 at January 31, 1998. The Company's internally generated cash flow financed its operating requirements, capital expenditures and debt service during the twenty-six week period ended August 1, 1998.

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

Capital Expenditures

         The Company incurred approximately $1,800,000 to relocate, remodel or expand existing stores during the first half of 1998. The Company estimates that fiscal 1998 capital expenditures will be approximately $7,000,000 to $8,000,000 of which an estimated $6,000,000 will be used for the opening of three new locations and the remodeling, relocation and expansion of approximately 31 other locations. An additional $1,500,000 will be used to purchase new information technology to upgrade the merchandise planning and allocation systems and the customer profile database system. The remainder of capital expenditures are to upgrade existing computer systems, add additional software technology and to maintain existing facilities.

Banking Arrangements

     In February 1998, the Company entered into a new mortgage financing agreement and amended the existing bank credit agreement. The Company's prior bank credit agreement provided a $5,000,000 term loan, a working capital facility of $25,000,000 and a swing line of credit of $3,000,000 with the Company's agent bank. The term loan required quarterly principal payments of $250,000. The working capital facility could have been used for letters of credit. The interest rate was the bank's prime rate or LIBOR plus 1 1/4% , at the Company's option.

         The new mortgage financing agreement provides a $6,919,000 mortgage facility with a seven-year term and a 20-year amortization period. The interest rate on the mortgage note is fixed at 7.5%. Proceeds from the note were used to repay the term loan and to reduce the amounts outstanding under the working capital facility. The existing bank credit facility was amended to reduce the amount available from $28,000,000 to $25,000,000, including the swing line of credit, and to increase the interest rate to the agent bank's prime rate or LIBOR plus 2 1/4%, at the Company's option. The new agreement expires June 30, 2001.

         At August 1, 1998, the Company had approximately $16,600,000 available under its combined working capital and swing line facility and approximately $4,900,000 in outstanding letters of credit.

         The Company believes that its internally generated cash flow, together with borrowings under the bank credit agreement, will be adequate to finance the Company's operating requirements, debt repayments and capital needs during the foreseeable future.

Results of Operations

Thirteen Weeks Ended August 1, 1998 Compared to Thirteen Weeks Ended August 2, 1997

         Net sales in the second quarter of 1998 increased 5.9% to $74,827,000 from $70,664,000 in the second quarter of 1997. Comparable stores' sales increased 9.1%, primarily due to an increase in the number of saleschecks generated. The average unit selling price and the average number of units per salescheck also increased. During the second quarter, five stores were closed permanently and one store that was closed temporarily due to tornado damage was re-opened, reducing the number of stores operated by the Company on August 1, 1998 to 436. At August 2, 1997, the Company operated 455 stores.

         Gross margin, after buying and occupancy costs, increased as a percentage of sales to 34.2% from 31.3% in the second quarter of 1997. The increase is attributable to an increase in merchandise margin, which increased as a percentage of sales by 210 basis points. The increase in merchandise margin was driven primarily by a decrease in merchandise markdowns. Additionally, the Company leveraged its buying and occupancy costs as a result of increased sales.

         Selling, general and administrative expenses increased to $19,314,000 in the second quarter of 1998 compared to $18,716,000 in the second quarter of 1997. The increase is primarily attributable to store and management performance bonuses, offset by decreased inter-store freight and various other costs. As a percentage of sales, the selling, general and administrative expenses decreased to 25.8% from 26.5% in the second quarter of 1997.

     The Company reviewed its store base in late fiscal 1997 and committed to a flexible plan to close approximately 30 underperforming stores upon lease termination or by settlement with the landlords. Five underperforming stores were closed during the second quarter of fiscal 1998 at a cost of approximately $11,000 and six additional stores have scheduled closing dates during the remainder of fiscal 1998. The remaining stores' leases are still being negotiated with the landlords.

         Interest expense was approximately $154,000 in the second quarter of 1998 compared to $328,000 in the second quarter of 1997. The decrease is primarily attributable to the decrease in working capital borrowings, offset by the addition of mortgage interest expense.

         Income taxes were provided at effective rates of 41.0% and 41.1% for the thirteen weeks ended August 1, 1998 and August 2, 1997, respectively. The statutory rate is affected primarily by non-deductible goodwill amortization and state income taxes.

         Net income for the second quarter of 1998 was $3,459,000 compared to $1,654,000 for the second quarter of 1997. Diluted net income per common share ("Net income per common share") was $0.47 per share in the second quarter of 1998 and $0.23 per share in the second quarter of 1997.

Twenty-Six Weeks Ended August 1, 1998 Compared to Twenty-Six Weeks Ended August 2, 1997

         Net sales in the first half of 1998 increased 6.8% to $151,279,000 from $141,632,000 in the first half of 1997. Comparable stores' sales increased 9.7%, primarily due to an increase in the number of saleschecks generated. The average unit selling price and the average number of units per salescheck also increased. During the first six months of 1998, seven stores were closed bringing the number of stores operated by the Company on August 1, 1998 to 436. At August 2, 1997, the Company operated 455 stores.

         Gross margin, after buying and occupancy costs, increased as a percentage of sales to 33.7% from 31.3% in the first six months of 1997. The increase is attributable to an increase in merchandise margin, which increased as a percentage of sales by 110 basis points. The increase in merchandise margin was driven primarily by a decrease in merchandise markdowns. Additionally, the Company leveraged its buying and occupancy costs as a result of increased sales.

         Selling, general and administrative expenses increased to $39,746,000 in the first six months of 1998 compared to $38,370,000 in the first six months of 1997. The increase is primarily attributable to store and management performance bonuses and consultant services incurred to re-engineer the merchandise assortment and planning and distribution functions. This increase is partially offset by decreased advertising, inter-store freight, store supplies and store service expenses. As a percentage of sales, the selling, general and administrative expenses decreased to 26.3% from 27.1% in the first six months of 1997.

     The Company reviewed its store base in late fiscal 1997 and committed to a flexible plan to close approximately 30 underperforming stores upon lease termination or by settlement with the landlords. Seven underperforming stores were closed during the first half of fiscal 1998 at a cost of approximately $199,000 and six additional stores have scheduled closing dates during the remainder of fiscal 1998. Rent reductions were negotiated for two of the stores scheduled for closing. The remaining 15 stores' leases are still being negotiated with the landlords.

         Interest expense was approximately $434,000 in the first six months of 1998 compared to $650,000 in the first six months of 1997. The decrease is primarily attributable to the decrease in working capital borrowings, offset by an increase in capital lease expense and the addition of mortgage interest expense.

         Income taxes were provided at an effective rate of 41.0% in the first six months of 1998 and 1997. The statutory rate is affected primarily by non-deductible goodwill amortization and state income taxes.

         Net income for the first six months of 1998 was $5,930,000 compared to $2,868,000 for the first six months of 1997. Net income per common share was $0.80 compared to $0.40 per share reported in the first six months of 1997.

Year 2000 Compliance

     The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000. The majority of the Company's information systems are serviced by outside vendors who are in the process of completing all necessary updates to ensure they will continue to be effective in the year 2000. Management does not currently believe it has other minor technological equipment which, if not year 2000 compliant will have a material impact on the Company's business operations.

     The Company has requested from its key third-party providers certifications of year 2000 compliance. The Company expects to complete the third-party compliance certifications by the end of fiscal 1998. Once this assessment is complete, the Company will begin to identify and assess the remaining risks and costs of year 2000 scenarios. Contingency plans to address unexpected year 2000 scenarios will be prepared as material risks and uncertainties are identified. The Company expects the majority of its information systems to be year 2000 compliant by 1999, however, no assurances can be given that the efforts by the Company, its outside service providers and its third-parties will be successful. The Company does not currently have an estimate of the cost to remedy non-year 2000 compliant technologies; however, management does not expect that the costs to achieve year 2000 compliance will be material to its consolidated financial position or results of operations.

PART 2 - OTHER INFORMATION

Item 1.   Legal Proceedings
            None

Item 2.   Changes in the Rights of the Company's Security Holders
            Not applicable

Item 3.   Defaults by the Company on its Senior Securities
            Not applicable

Item 4.   Submission of Matters to a vote of Security Holder

           See Quarterly Report on Form 10-Q for the period ended May 2, 1998 for the results of the Company's Annual Meeting of Stockholders held on June 3, 1998.

Item 5.   Other Information
            Not applicable

Item 6.   Exhibits and Reports on Form 8-K
            (A) 27.1 Financial Data Schedule (for EDGAR filing only)
            (B) None

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIGNATURES




                  September 2, 1998               /s/David C. Forell
                          (Date)                  -------------------
                                                  David C. Forell,
                                                  Executive Vice President,Chief
                                                  Financial Officer