Form 10-Q
period 1998-10-31
CATHERINES STORES CORP
filed 1998-12-11
CIK 875194

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from __________ to __________

                         Commission File No. 000-19372

                         CATHERINES STORES CORPORATION
             (exact name of registrant as specified in its charter)

Tennessee                                            62-1350411
(State  or  other   jurisdiction
of  incorporation  or organization)          (IRS Employer Identification No.)

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

         As of November 30, 1998 there were 7,266,461 shares of Catherines Stores Corporation common stock outstanding.

                          CATHERINES STORES CORPORATION

                                    FORM 10-Q

                                October 31, 1998

                                Table of Contents

                                                                        Page No.
PART 1 -          FINANCIAL INFORMATION
                  Consolidated Statements of Income ...........................3

                  Consolidated Balance Sheets .................................4

                  Consolidated Statements of Cash Flows .......................5

                  Notes to Consolidated Financial Statements ................6-8

                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ......................9-12

PART 2 -          OTHER INFORMATION ..........................................13

PART 1 - FINANCIAL INFORMATION

CATHERINES STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


                                 Thirteen weeks ended          Thirty-nine weeks ended
                              October 31,      November 1,    October 31,    November 1,
                                1998             1997           1998           1997

Net sales                      $ 73,019,529   $ 67,670,046   $224,298,534   $209,301,926

Cost of sales, including
buying and occupancy costs       50,134,942     48,210,195    150,452,408    145,441,565
                               ------------   ------------   ------------   ------------

Gross margin                     22,884,587     19,459,851     73,846,126     63,860,361

Selling, general and
administrative expenses          19,816,219     18,088,493     59,561,720     56,283,659

Amortization of intangible
assets                              261,031        248,382        790,411        771,643
                               ------------   ------------   ------------   ------------

Operating income before
store closing costs               2,807,337      1,122,976     13,493,995      6,805,059

Store closing costs (Note 7)         67,608        638,980        267,363        813,975
                               ------------   ------------   ------------   ------------

Operating income                  2,739,729        483,996     13,226,632      5,991,084

Interest and other, net             158,335        357,611        592,122      1,008,074
                               ------------   ------------   ------------   ------------

Income before income taxes        2,581,394        126,385     12,634,510      4,983,010

Provision for income taxes          949,000         54,000      5,072,000      2,043,000
                               ------------   ------------   ------------   ------------

Net income                     $  1,632,394   $     72,385   $  7,562,510   $  2,940,010
                               ============   ============   ============   ============


Net income per common
share (Note 6)                 $       0.23   $       0.01   $       1.04   $       0.41
                               ============   ============   ============   ============

Diluted net income per
common share (Note 6)          $       0.22   $       0.01   $       1.02   $       0.40
                               ============   ============   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

CATHERINES STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                       October 31,      January 31,
                                                           1998             1998

A S S E T S
Current Assets:
Cash and cash equivalents                             $   6,737,217    $   3,089,290
Receivables                                               3,557,692        2,580,025
Merchandise inventory                                    63,303,679       48,310,215
Prepaid expenses and other                                3,515,668        4,044,144
Deferred income taxes                                     2,504,000        2,504,000
                                                      -------------    -------------

Total current assets                                     79,618,256       60,527,674
                                                      -------------    -------------

Property and Equipment, at cost:
Land                                                        500,000          500,000
Buildings and leasehold improvements                     24,472,143       23,213,674
Fixtures and equipment                                   30,401,853       28,573,919
Equipment under capital leases                           14,114,407       13,356,177
Improvements in process                                   1,076,901          830,144
                                                      -------------    -------------

                                                         70,565,304       66,473,914
Less accumulated depreciation and amortization          (38,280,570)     (32,398,729)
                                                      -------------    -------------
                                                         32,284,734       34,075,185
                                                      -------------    -------------
Deferred Income Taxes                                       435,000          435,000
Other Assets and Deferred Charges, less accumulated
amortization of $1,859,961 and $1,716,072                 2,339,208        2,506,096
Goodwill, less accumulated amortization of
$5,404,214 and $4,886,858                                22,218,652       22,739,081
                                                      -------------    -------------

                                                      $ 136,895,850    $ 120,283,036
                                                     ==============    =============


L I  A  B  I  L  I  T I E S A N D S T O C K H O L D E R S ' E Q U I T Y
Current Liabilities:
Accounts payable                                      $ 27,677,862   $ 21,761,405
Accrued expenses (Note 3)                               19,954,764     14,750,159
Current maturities of long-term bank and other debt      2,029,449      2,853,585
                                                      ------------   ------------

Total current liabilities                               49,662,075     39,365,149
                                                      ------------   ------------

Long-Term Bank and Other Debt, less current
maturities (Note 4)                                      9,412,413     10,788,920
Stockholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares
authorized, none issued and outstanding                       --             --
Common stock, $.01 par value, 50,000,000 shares
authorized, 7,251,861 and 7,231,070 shares
issued and outstanding                                      72,519         72,311
Additional paid-in capital                              46,659,101     46,529,424
Retained earnings                                       31,089,742     23,527,232
                                                      ------------   ------------
Total stockholders' equity                              77,821,362     70,128,967
                                                      ------------   ------------
                                                      $136,895,850   $120,283,036
                                                      ============   ============

The accompanying notes are an integral part of these consolidated balance sheets.

CATHERINES STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                 Thirty-nine weeks ended
                                            October 31, 1998  November 1, 1997

Cash Flows from Operating Activities:

Net income                                        $  7,562,510    $ 2,940,010
                                                  ------------    -----------
Adjustments to reconcile net income to
net cash provided by operating activities--
Depreciation and amortization                        6,827,371      7,273,671
Write-down of closed store assets (Note 7)              47,067        180,561
Change in reserve for store closing
costs (Note 7)                                          27,249              0
Net change in current assets and
liabilities (Note 2)                                (5,947,526)    (8,079,482)
Change in other noncash reserves                     1,598,684         26,447
Change in other assets                                 (75,514)      (231,206)
                                                  ------------    -----------

Total adjustments                                    2,477,331       (830,009)
                                                  ------------    -----------

Net cash provided by operating activities           10,039,841      2,110,001
                                                  ------------    -----------

Cash Flows from Investing Activities:
Capital expenditures                                (3,660,323)    (3,012,106)
                                                  ------------    -----------

Net cash used in investing activities               (3,660,323)    (3,012,106)
                                                  ------------    -----------

Cash Flows from Financing Activities:
Sales of common stock                                  129,885        108,494
Proceeds from long-term bank
and other debt                                       6,919,000      3,250,000
Principal payments of long-term bank
and other debt                                      (9,780,476)    (2,133,817)
                                                  ------------    -----------

Net cash (used in) provided by
financing activities                                (2,731,591)     1,224,677
                                                  ------------    -----------

Net Increase in Cash and Cash Equivalents            3,647,927        322,572
Cash and Cash Equivalents,
beginning of period                                  3,089,290      2,992,339
                                                  ------------    -----------

Cash and Cash Equivalents, end of period          $  6,737,217    $ 3,314,911
                                                  ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

CATHERINES STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) General

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of Catherines Stores Corporation ("Stores") and its wholly owned subsidiaries as of October 31, 1998 and January 31, 1998, the consolidated results of their operations for the thirteen and thirty-nine weeks ended October 31, 1998 and November 1, 1997 and their cash flows for the thirty-nine weeks ended October 31, 1998 and November 1, 1997. Stores and its subsidiaries are collectively referred to as the "Company". The results of operations for the thirteen and thirty-nine week periods may not be indicative of the results for the entire year.

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

(2) Statements of Cash Flows

     The changes in current assets and liabilities reflected in the statements of cash flows were as follows:

                                                     Thirty-nine weeks ended
                                                   October 31,       November 1,
                                                        1998              1997
Increase (decrease) in cash and cash equivalents-
Receivables                                         $ (1,053,378)   $  (460,457)
Merchandise inventory                                (16,338,018)    (6,984,726)
Prepaid expenses and other                               528,476       (215,476)
Accounts payable                                       5,916,457       (673,519)
Accrued expenses                                       4,998,937        254,696
                                                    ------------    -----------
Total                                               $ (5,947,526)   $(8,079,482)
                                                    ============    ===========

     Interest paid during the thirty-nine weeks ended October 31, 1998 and November 1, 1997 was approximately $468,000 and $884,000, respectively. Income taxes paid during the thirty-nine weeks ended October 31, 1998 and November 1, 1997 were approximately $3,902,000 and $1,198,000, respectively.

 (3) Accrued Expenses

     Accrued expenses consisted of the following:

                                                    October 31,      January 31,
                                                       1998             1998

Payroll and related benefits                       $ 4,655,519       $ 3,252,177
Taxes other than income taxes                        1,887,453         1,059,127
Rent and other related costs                         2,375,755         2,252,587
Deferred revenues                                    1,939,399         1,819,288
Reserve for earned discounts                         1,638,575         1,140,000
Reserve for store closing costs                      1,142,460         1,115,211
Income taxes                                         1,536,754           245,161
Other                                                4,778,849         3,866,608
                                                   -----------       -----------
Total                                              $19,954,764       $14,750,159
                                                   ===========       ===========

(4) Long-Term Bank and Other Debt

     Long-term bank and other debt consisted of the following:

                                                    October 31,      January 31,
                                                       1998             1998
Due to banks:
Term notes                                       $          0      $  1,250,000
Working capital notes                                       0         7,000,000
Mortgage note                                       6,823,104                 0
Other:
Capital lease and other obligations                 4,618,758         5,392,505
                                                   ----------         ---------
                                                   11,441,862        13,642,505
Less current maturities                            (2,029,449)       (2,853,585)
                                                   ----------         ---------
Total                                            $  9,412,413      $ 10,788,920
                                                   ==========        ==========

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

     At October 31, 1998, the Company had approximately $19,800,000 available under its combined working capital and swing line facility. Outstanding letters of credit were approximately $4,800,000 at October 31, 1998. During the thirty-nine weeks ended October 31, 1998, the Company entered into capital lease agreements for the purpose of obtaining computer equipment, at a cost of approximately $661,000.

 (5) Leases

     During the thirty-nine weeks ended October 31, 1998, the Company entered into new leases for three stores and amended or extended leases for 70 stores, which increased future minimum rental payments by approximately $12,719,000 since January 31, 1998. Total future minimum rental payments under all noncancelable operating leases with initial or remaining lease terms of one year or more are approximately $71,420,000.

     Total rent expense for all operating leases was as follows:



                                                    Thirty-nine Weeks Ended
                                                  October 31,       November 1,
                                                      1998              1997
Minimum rentals                                 $15,615,066          $15,912,678
Contingent rentals                                  216,850              211,496
                                                -----------          -----------
Total                                           $15,831,916          $16,124,174
                                                ===========          ===========

(6) Net Income Per Common Share

     The reconciliation of net income per common share and diluted net income per common share is as follows:

                                                                        Diluted
                                              Net Income              Net Income
                                                 Per         Stock       Per
                                              Common Share  Options Common Share
Thirteen weeks ended October 31, 1998:
Net income                                     $1,632,394         0   $1,632,394
Weighted average shares                         7,248,457   126,770    7,375,227
                                                ---------             ----------
Per share amount                                  $  0.23             $     0.22
                                                  =======               ========

Thirteen weeks ended November 1, 1997:
Net income                                     $   72,385         0   $   72,385
Weighted average shares                         7,217,294    78,421    7,295,715
                                                ---------             ----------
Per share amount                                  $  0.01             $     0.01
                                                  =======               ========
Thirty-nine weeks ended October 31, 1998:
Net income                                     $7,562,510         0   $7,562,510
Weighted average shares                         7,241,376   137,916    7,379,292
                                                ---------             ----------
Per share amount                                  $  1.04             $     1.02
                                                   =======              ========

Thirty-nine weeks ended November 1, 1997:
Net income                                     $2,940,010         0   $2,940,010
Weighted average shares                         7,207,881    63,821    7,271,702
                                                ---------             ----------
Per share amount                                  $  0.41             $     0.40
                                                   =======              ========

(7) Store Closing Costs

     The Company closed eight unprofitable stores during the third quarter of 1997. The Company closed one store during the third quarter of fiscal 1998, bringing the total number of stores closed in fiscal 1998 to eight and the total number of stores closed in fiscal 1997 to fifteen. Seven additional stores are scheduled to close prior to the end of fiscal 1998. Terminations of the remaining stores' leases are still being negotiated with the landlords.

     Store closing costs were as follows:

                                              Thirteen weeks ended     Thirty-nine weeks ended
                                            October 31,   November 1,  October 31,  November 1,
                                                 1998        1997        1998          1997

Costs incurred to close
stores                                         $20,540     $638,980     $104,695     $813,975
Estimated costs of future
store closings                                  47,068            0      162,668            0
                                               -------     --------     --------     --------
Total                                          $67,608     $638,980     $267,363     $813,975
                                               =======     ========     ========     ========


     During the thirty-nine weeks ended October 31, 1998, approximately $190,000 of cash payments were made related to the stores closed.

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

Overview

     The Company's net income for the thirteen week period ended October 31, 1998 was $1,632,000 compared to $72,000 in the thirteen week period ended November 1, 1997. Operating income margins were 3.8% for the third quarter of 1998 compared to 0.7% in 1997. The Company incurred store closing costs of $68,000 and $639,000, during the third quarter of 1998 and 1997, respectively. Before store closing costs, operating income margins would have been 3.8% and 1.7% in 1998 and 1997, respectively.

     Net income for the thirty-nine week period ended October 31, 1998 was $7,563,000 compared to $2,940,000 in the thirty-nine week period ended November 1, 1997. Operating income margins were 5.9% for the first three quarters of 1998 compared to 2.9% for the first three quarters of 1997. Operating income margins, before store closing costs of $267,000 and $814,000, were 6.0% and 3.3%, respectively, for the first nine months of 1998 and 1997.

Liquidity and Capital Resources

     The Company's cash provided by operations was $10,040,000 during the thirty-nine weeks ended October 31, 1998, compared to cash provided by operations of $2,110,000 during the thirty-nine weeks ended November 1, 1997. The increase in cash flow provided by operations is primarily attributable to an increase in net income and a favorable change in working capital. The Company's working capital, net of cash and cash equivalents, was $23,219,000 at October 31, 1998 compared to $18,073,000 at January 31, 1998. The Company's internally generated cash flow financed its operating requirements, capital expenditures and debt service during the thirty-nine week period ended October 31, 1998.

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

Capital Expenditures

     The Company has incurred approximately $2,600,000 to relocate, remodel or expand approximately 28 existing stores during the first nine months of fiscal 1998. An additional $234,000 has been incurred for the opening of three new locations. The Company estimates that total fiscal 1998 capital expenditures will be approximately $6,500,000, of which an estimated $4,700,000 will be used for the opening of three new locations and the remodeling, relocation and expansion of approximately 28 other locations. An additional $1,000,000 will be used to purchase new information technology to upgrade the merchandise planning and allocation systems and the customer profile database system. The remainder of capital expenditures are to upgrade existing computer systems, add additional software technology and to maintain existing facilities.

Banking Arrangements

     In February 1998, the Company entered into a new mortgage financing agreement and amended the existing bank credit agreement. The Company's prior bank credit agreement provided a $5,000,000 term loan, a working capital facility of $25,000,000 and a swing line of credit of $3,000,000 with the Company's agent bank. The term loan required quarterly principal payments of $250,000. The working capital facility could have been used for letters of credit. The interest rate was the bank's prime rate or LIBOR plus 1 1/4%, at the Company's option.

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

     At October 31, 1998, the Company had approximately $19,800,000 available under its combined working capital and swing line facility and approximately $4,800,000 in outstanding letters of credit.

     The Company believes that its internally generated cash flow, together with borrowings under the bank credit agreement, will be adequate to finance the Company's operating requirements, debt repayments and capital needs during the foreseeable future.

Results of Operations

Thirteen Weeks Ended October 31, 1998 Compared to Thirteen Weeks Ended November 1, 1997

     Net sales in the third quarter of 1998 increased 7.9% to $73,020,000 from $67,670,000 in the third quarter of 1997. Comparable stores' sales increased 10.2%, primarily due to an increase in the number of saleschecks generated and an increase in the number of units per salescheck, offset by a small decrease in average unit price. During the third quarter, one store was closed and three stores were opened, increasing the number of stores operated by the Company on October 31, 1998 to 438. At November 1, 1997, the Company operated 448 stores.

     Gross margin, after buying and occupancy costs, increased as a percentage of sales to 31.3% from 28.8% in the third quarter of 1997. The increase is attributable to both leveraged buying and occupancy costs and improved merchandise margins. Buying and occupancy costs deceased as a percentage of sales by 147 basis points. Additionally, merchandise margin increased as a percentage of sales by 111 basis points. The increase in merchandise margin was driven primarily by an increase in merchandise markup and controlled merchandise markdowns.

     Selling, general and administrative expenses increased to $19,816,000 in the third quarter of 1998 compared to $18,088,000 in the third quarter of 1997. The increase is primarily attributable to store and management performance bonuses. As a percentage of sales, the selling, general and administrative expenses increased to 27.1% from 26.7% in the third quarter of 1997.

     The Company closed one unprofitable store during the third quarter of 1998 at a cost of approximately $20,000. The Company also wrote-off approximately $47,000 of store assets on stores anticipated to be closed in the near future. The Company closed eight stores during the third quarter of fiscal 1997 at a cost of approximately $639,000.

     Interest expense was approximately $158,000 in the third quarter of 1998 compared to $358,000 in the third quarter of 1997. The decrease is primarily attributable to the decrease in working capital borrowings.

     Income taxes were provided at effective rates of 36.8% and 42.7% for the thirteen weeks ended October 31, 1998 and November 1, 1997, respectively. The statutory rate is affected primarily by non-deductible goodwill amortization and state income taxes. The increase in pre-tax net income over last year reduces the effect of the non-deductible goodwill amortization. The third quarter rate was adjusted to reflect the expected annual effective rate of 40.1%

     Net income for the third quarter of 1998 was $1,632,000 compared to $72,000 for the third quarter of 1997. Diluted net income per common share ("Net income per common share") was $0.22 per share in the third quarter of 1998 and $0.01 per share in the third quarter of 1997. Before store closing charges, the Company's net income per common share would have been $0.23 and $0.07 for the third quarter of 1998 and 1997, respectively.

Thirty-Nine Weeks Ended October 31, 1998 Compared to Thirty-Nine Weeks Ended November 1, 1997

     Net sales in the first nine months of 1998 increased 7.2% to $224,299,000 from $209,302,000 in the first nine months of 1997. Comparable stores' sales increased 9.9%, primarily due to an increase in the number of saleschecks generated. The average unit selling price and the average number of units per salescheck also increased. During the first nine months of 1998, eight stores were closed and three stores were opened, bringing the number of stores operated by the Company on October 31, 1998 to 438. At November 1, 1997, the Company operated 448 stores.

     Gross margin, after buying and occupancy costs, increased as a percentage of sales to 32.9% from 30.5% in the first nine months of 1997. The increase is attributable to both leveraged buying and occupancy costs and improved merchandise margin. Buying and occupancy costs decreased as a percentage of sales by 129 basis points. Additionally, merchandise margin increased as a percentage of sales by 112 basis points. The increase in merchandise margin was driven primarily by a decrease in merchandise markdowns.

     Selling, general and administrative expenses increased to $59,562,000 in the first nine months of 1998 compared to $56,284,000 in the first nine months of 1997. The increase is primarily attributable to store and management performance bonuses, profit sharing increases and consultant services incurred to re-engineer the merchandise assortment and planning and distribution functions. As a percentage of sales, the selling, general and administrative expenses decreased to 26.6% from 26.9% in the first nine months of 1997.

     The Company reviewed its store base in late fiscal 1997 and committed to a flexible plan to close approximately 30 underperforming stores upon lease termination or by settlement with the landlords. During the first nine months of fiscal 1998 and 1997, the Company closed eight and 15 underperforming stores, respectively. Below are the year to date store closing charges:

                                             Thirty-nine weeks ended
                                             October 31,  November 1,
                                               1998         1997

Costs incurred to close stores               $104,695     $813,975
Estimated costs of future store closings      162,668            0
                                             --------     --------
Total                                        $267,363     $813,975
                                             ========     ========

     Interest expense was approximately $592,000 in the first nine months of 1998 compared to $1,008,000 in the first nine months of 1997. The decrease is primarily attributable to the decrease in working capital borrowings.

     Income taxes were provided at an effective rate of 40.1% and 41.0% in the first nine months of 1998 and 1997, respectively. The statutory rate is affected primarily by non-deductible goodwill amortization and state income taxes. The increase in pre-tax net income over last year reduces the effect of the non-deductible goodwill amortization.

     Net income for the first nine months of 1998 was $7,563,000 compared to $2,940,000 for the first nine months of 1997. Net income per common share was $1.02 compared to $0.40 per share reported in the first nine months of 1997. Before store closing charges, the Company's net income per common share would have been $1.04 and $0.47 for the first nine months of 1998 and 1997, respectively.

Year 2000 Compliance

     The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000. The majority of the Company's information systems are serviced by outside vendors who are in the process of completing all necessary updates to ensure they will continue to be effective in the year 2000. Management does not currently believe it has other minor technological equipment which, if not year 2000 compliant, will have a material impact on the Company's business operations.

     The Company has requested from its key third-party providers certifications of year 2000 compliance. The Company expects to complete the third-party compliance certifications by the end of fiscal 1998. Once this assessment is complete, the Company will begin to identify and assess the remaining risks and costs of year 2000 scenarios. Contingency plans to address unexpected year 2000 scenarios will be prepared as material risks and uncertainties are identified. The Company expects the majority of its information systems to be year 2000 compliant by 1999, however, no assurances can be given that the efforts by the Company and its third-parties will be successful. The Company does not currently have an estimate of the cost to remedy year 2000 noncompliant technologies; however, management does not expect that the costs to achieve year 2000 compliance will be material to its consolidated financial position or results of operations.

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

Item 5.  Other Information
           Not applicable

Item 6.  Exhibits and Reports on Form 8-K
          (A) 27.1  Financial  Data  Schedule  (for  EDGAR  filing  only)
          (B) Amendments to Executive Employment Agreements, filed on October 22, 1998.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SIGNATURES


                     December 2, 1998               /s/ David C. Forell
                          (Date)                       -----------------
                                                     David C. Forell,
                                                     Executive Vice President,
                                                     Chief Financial Officer