Form 10-K
period 1999-01-30
CATHERINES STORES CORP
filed 1999-04-29
CIK 875194

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                    ----------------------------------------
                                    FORM 10-K
                    ----------------------------------------

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                   Commission File
January 30, 1999                                            Number 000-19372

                    REGISTRANT: CATHERINES STORES CORPORATION

State of Incorporation:  Tennessee                I.R.S. Employer Identification
                                                  Number:  62-1350411

Address of Principal Executive Offices:           Registrant's Telephone Number:
3742 Lamar Avenue                                 901-363-3900
Memphis, Tennessee 38118

SECURITIES REGISTERED                             SECURITIES REGISTERED
PURSUANT TO SECTION                               PURSUANT TO SECTION
12(b) OF THE ACT:                                 12(g) OF THE ACT:
None                                              Common Stock, $0.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____X____ No _________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     As of March 31, 1999, there were 6,974,349 shares of Common Stock outstanding. The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 31, 1999, was $48,820,443 based on the last reported sales price per share on the NASDAQ National Market System on that date.

Documents incorporated by reference:

     1. Portions of the Annual Report to Shareholders for the fiscal year ended January 30, 1999 are incorporated by reference into Part II - Items 5, 6, 7 and 8 and Part IV - Item 14 (a)1.

     2. Portions of the Company's Proxy Statement (the "Proxy Statement") relating to the Annual Meeting to be held on June 2, 1999 which has been filed with the Commission are incorporated by reference into Part III - Items 10, 11, 12 and 13.

                                     PART I

ITEM 1.  BUSINESS

Overview

     Catherines Stores Corporation, (the "Company"), through its wholly owned subsidiaries, Catherines, Inc. ("Catherines"), Catherines of California, Inc., and Catherines of Pennsylvania, Inc., and through a limited partnership, Catherines Partners, LP, is a leading specialty retailer of large-size women's apparel, operating 432 stores in 40 states and the District of Columbia. The Company operates four separate divisions with distinct merchandising concepts and marketing strategies.

     The Catherine's division operates 214 stores in medium-sized cities, primarily in the Southeast, Southwest and Midwest, and competes principally on the basis of merchandise selection and customer service. The PS...Plus Sizes, Plus Savings ("Plus Sizes") division operates 111 stores in major metropolitan areas such as Chicago, Washington, D.C., Houston, Dallas, Detroit, Seattle and Los Angeles and competes principally on the basis of merchandise selection and price. Both divisions' stores offer a full assortment of merchandise, primarily at budget to moderate prices. The merchandise assortment emphasizes casual fashions. The stores carry a complete range of large sizes, including sizes over 26 that frequently are not offered by the Company's competitors.

     The Added Dimensions division operates 79 stores in medium-sized cities throughout the Southeast and Midwest offering full price, high quality merchandise. Added Dimensions has an extensive private label sportswear merchandise program which allows it to offer exclusive fashions to its customers. The Answer division operates 28 stores in major metropolitan areas. Stores in the Washington, D.C., Detroit and Chicago areas account for approximately two-thirds of The Answer's stores. Both divisions' stores offer a full assortment of sportswear, dresses, coats and more limited assortments of intimate apparel and accessories at moderate to better prices. The merchandise assortment is predominately career-oriented.

Customer Base

     The Company seeks to serve the primary apparel and accessory needs of women who wear size 14 or larger. The Company estimates that almost 50 million American women are overweight. The Company's target customer is over 35 years of age, has traditional but fashion-conscious tastes, and is primarily concerned with fit and value in apparel selection. The Company believes that customers are attracted to its stores by the Company's emphasis on broad assortments, quality, fit, value and customer service.

Merchandising

     The Company's stores offer sportswear, dresses, intimate apparel, coats and accessories. Sportswear makes up over half of the Company's sales. The Catherine's and Plus Sizes divisions offer a broad assortment of merchandise in sizes over 26, making the Company one of the few retailers to emphasize these sizes.

     The majority of the Company's merchandising mix is composed of brand name product lines which appeal to a wide spectrum of customer tastes. Brand name merchandise is purchased primarily from domestic vendors including Judy's Group, Lady Hazen, Requirements Women, Jessica Howard and Victoria Jones Woman.

     Private label merchandise made exclusively for the Company comprises approximately 35% of the merchandise mix. Significant private label categories include jackets, pants, sweaters, blouses, skirts, tops, coats, activewear, suits and hosiery. Trademarks owned and used include "CST Studio", "CST Sport", "Maggie Barnes", "Kathy White", "Liz & Me", "AD Sport", "Grove Avenue" and "Jon Lawrence." Private label merchandise, which carries a higher initial markup, allows the Company to offer its customers exclusive merchandise at attractive prices and to control size specifications and quality. The Company employs a vice-president of product development and a three-person product development staff to design the styles and develop fit specifications. The Company expects to continue to expand its private label merchandise.

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

     All four operating divisions carry a broad selection of merchandise. Catherine's and Plus Sizes focus on budget to moderate price points, while Added Dimensions and The Answer concentrate on moderate to better price points. Catherine's, Plus Sizes and Added Dimensions are competitively priced while The Answer prices below competitors. All divisions centrally control markdowns which are taken during the season on slow selling styles. At the end of the season, merchandise is consolidated and liquidated through clearance sales.

Purchasing and Distribution

     A significant portion of the Company's merchandise is purchased from domestic vendors who offer brand name merchandise not generally sold by the Company's competitors. The Company attempts to obtain exclusive merchandise from these vendors for the Company, including merchandise for the Company's larger sizes.

     In addition to domestically purchased brand name merchandise, the Company also has private label merchandise produced in the Far East. A group of the Company's buyers visits manufacturers in several Far Eastern countries twice a year to arrange for merchandise to be manufactured for the Company under its own private labels. Approximately 15% of the Company's merchandise is purchased overseas. Such purchases are made in U.S. dollars and generally are financed by letters of credit. To date, the Company has not experienced difficulties in purchasing merchandise overseas or importing such merchandise into the United States. If political instability in a country where imported merchandise is produced or other factors disrupt or curtail overseas production, the Company believes it would have adequate alternate sources of merchandise.

     At January 30, 1999, the Company employed one executive vice-president of merchandising, one senior vice-president of merchandising, four vice-presidents of merchandising, 19 buyers and 8 associate buyers. The merchandise and buying staff is supplemented by a vice-president of product development and a three-person product development staff, which designs, develops fit specifications, controls quality and procures private label merchandise. The Catherine's and Plus Sizes buyers are based in Memphis and visit New York City approximately eight times per year to make purchases. Added Dimensions' and The Answer's merchandising and buying organization operates from leased facilities in New York City. In fiscal 1998, the Company purchased merchandise from approximately 600 vendors. The Company's ten largest domestic vendors accounted for 24% of the Company's purchases with no single vendor accounting for more than 3% of the Company's domestic purchases. The Company believes its relationships with its vendors are strong and that the loss of any one vendor would not have a material adverse effect on the Company's business.

     The Company purchased and implemented a new merchandise planning and allocation system in fiscal 1998. In connection with the implementation of the new system, the Company re-aligned the merchandising organization to create a new department to perform only merchandise planning and allocation functions. The number of people in the merchandising area has not changed; however, there are now fewer buyers and more planners and allocators. In addition to the buyers, the Company also employs one Vice President of Planning and Distribution, one Director of Planning and Distribution, 7 merchandise planners and 9 merchandise distributors.

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

Store Operations

     As of January 30, 1999, the Company operated 432 stores in 40 states and the District of Columbia. The following table sets forth the location of these stores:

Store Locations by State

State                               Total   State                      Total

Alabama                             14      Mississippi                6
Arkansas                            4       Missouri                   10
Arizona                             4       Nebraska                   3
California                          16      New Jersey                 6
Colorado                            4       New Mexico                 1
Connecticut                         1       New York                   14
District of Columbia                1       North Carolina             20
Delaware                            2       Oklahoma                   6
Florida                             22      Ohio                       34
Georgia                             23      Oregon                     4
Idaho                               1       Pennsylvania               9
Illinois                            26      Rhode Island               1
Indiana                             16      South Carolina             14
Iowa                                5       South Dakota               1
Kansas                              3       Tennessee                  21
Kentucky                            4       Texas                      36
Louisiana                           17      Virginia                   20
Maryland                            11      Washington                 7
Massachusetts                       5       Wisconsin                  7
Michigan                            24      West Virginia              2
Minnesota                           7

     The Company's stores range in size from approximately 2,000 to 8,100 square feet and average approximately 3,750 square feet. In order to be in a position to provide a broader assortment of merchandise in its stores, the Company expects future stores for all divisions to be as large or larger than the current average and intends, where warranted, to expand smaller existing stores, either by expanding in existing locations or by moving to larger locations as leases expire, to take advantage of market opportunities to increase sales.

     Over 89% of the Company's stores are located in strip shopping centers or are free standing. The remaining stores are located in shopping malls. The Company believes its locations generally are in high traffic areas and offer adequate parking. The Company seeks to create an atmosphere of excitement through its new merchandise flow, sales promotions, merchandise presentation and the quality, value and depth of its merchandise assortments.

     Each store is generally staffed by a store manager, a comanager and/or one or more assistant managers, and several sales associates. Most store managers have a least five years of retail experience. Store managers report to district managers, who in turn report to the Company's Regional Directors of Stores.

     The Company periodically reviews its store base and determines whether particular stores need to be improved or closed. During the last 5 years, the Company opened 27% of its current store base and remodeled/relocated 31% of its current store base. The Company generally closes a store at the end of a lease term when the operating profit generated by the store is insufficient to make a contribution to fixed corporate overhead. Stores are closed prior to lease expiration when they are unprofitable and have, in the Company's opinion, limited potential for improvement and the Company has reached satisfactory agreement with the landlord for closing the location. The Company closed 14 stores in fiscal year 1998, 20 stores in fiscal year 1997 and 9 stores in fiscal year 1996. The Company plans to close an additional 15 stores.

     During fiscal 1998, the Company opened 3 stores and relocated, remodeled or expanded 28 stores. The average capital cost to build a new store is approximately $140,000 plus inventory requirements of approximately $110,000 per store (of which approximately 45% is financed by vendor accounts payable).

     The Company expects to open between 10 and 12 stores and to relocate, remodel or expand up to 43 stores in fiscal 1999. The Company believes there are adequate real estate opportunities to open additional stores in the markets it currently serves and to enter new markets in its overall trade areas.

Marketing

     The Company uses direct mail as its primary advertising medium. The Company builds its mailing list by capturing customer name, address, payment and purchase information at the point-of-sale. Using this list of two million names, each of the Company's operating divisions sends approximately 30 direct mail pieces per year designed to attract customers to its stores for special values or discounts. In fiscal 1998, advertising expense was 3.9% of net sales with direct mail accounting for 88% of the total.

     The Company offers two types of customer loyalty programs. Catherine's and Plus Sizes offers a "Perks" card which is purchased by the customer and entitles her to a discount on all purchases for one year. Added Dimensions and The Answer provide in house charge customers with a "Preferred Customer" program, which entitles them to a gift certificate when certain purchase levels are reached. In January 1999, the Company decided to discontinue the "Preferred Customer" program. On March 1, 1999, Added Dimensions and The Answer began offering a program similar to the "Perks" program.

     In addition, the Company believes its stores' locations in convenient high traffic mall and highly visible strip shopping centers, and its creative store displays, attract customers.

Credit Operations

     The Company offers each operating divisions' customers the convenience of a private label credit card. Sales made with the private label card accounted for 33% of the Company's fiscal 1998 net sales. The Company's credit card is held by more than 1,164,000 customers. The Company also permits its customers to pay in cash, with personal checks, third party cards or by using its layaway plan.

     The Company uses Hurley State Bank ("HSB"), a subsidiary of Associates First Capital Corporation, to finance and service its private label credit card program. HSB, through its affiliate SPS Payment Systems, provides the following services: new account approval, credit authorization, billing and account collection. Under this agreement, the Company sells its receivables from in-house credit sales on a daily basis without recourse, at face value. The agreement allows the Company to repurchase the accounts receivable at the end of the five-year term at face value and allows the purchaser to put the accounts receivable back to the Company at face value in the event of a change in the Company's ownership. The balance of accounts receivable held by HSB, on January 30, 1999, was approximately $90,838,000.

Merchandise Information Systems

     The Company uses a sophisticated on-line merchandise information system which was purchased from and is maintained by a third party. The Company operates its own in-house computer facility. Buyers are on-line with the system and are provided with detailed daily sales and inventory information, from which they make decisions regarding purchases and markdowns. The District Managers use laptop computers to access daily sales, inventory information and other information that can be used in making staffing and merchandise decisions. The distribution center uses the system to facilitate the recording of merchandise receipts, the printing of tickets and the distribution of merchandise. This system also allows the Company to capture, at the point-of-sale, customer profile information which is used as a customer mailing list for direct mail promotion of sales events.

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

     The Company purchased and implemented a new merchandise planning and allocation system in fiscal 1998. The new system has enhanced the Company's analytical capabilities, which allows for better store merchandise assortments.

Employees

     As of January 30, 1999, the Company had approximately 1,730 full-time equivalent employees. The Company has a significant number of part-time store employees and, as is typical in the retail industry, has experienced high turnover in its retail sales personnel. However, the Company has not experienced significant difficulty in hiring qualified personnel. Of the total work force, approximately 300 employees are employed in the Company's corporate offices and distribution center. Some of the Company's distribution center employees are represented by the Upholstery and Allied Industries Division of the United Steelworkers of America. The Company and the union have ratified their contract, which expires in 2001. Management believes there has been no material effect on its operations from this representation.

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

ITEM 2.  PROPERTIES

     The Company leases all of its stores and believes the lease terms are generally favorable. At January 30, 1999, the average base rent for the Company's 432 stores was $12.41 per square foot. Lease terms range from one to thirteen years and approximately 50% contain renewal options. Approximately 75% of the leases have percentage rent clauses. Most of the leases also require the Company to pay a pro rata share of taxes and common area maintenance. Some of the leases for recently opened stores permit the Company to terminate the lease within two to three years after commencement of the lease term if sales fail to meet minimum thresholds.

     The Company owns its corporate offices and its distribution center. The distribution center was designed to handle up to 1,000 stores. Management feels that these facilities will adequately handle the Company's office space and distribution requirements for the foreseeable future.

     The following table sets forth, as of January 30, 1999, the number of leases that will expire in each of the indicated calendar years (including renewal options):

                        Number of
Calendar Year        Leases Expiring
1999                       49
2000                       51
2001                       96
2002                       60
2003                       57
Thereafter                 119
                           ---
                           432
                           ===

ITEM 3. LEGAL PROCEEDINGS

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

MARKET PRICE INFORMATION

     The Company's Common Stock is traded on the National Market System of the National Association of Security Dealers, Inc. Automated Quotation System (the "NASDAQ National Market System") under the symbol "CATH." The high and low sales prices per share of the Common Stock as reported on the NASDAQ National Market System and the number of security holders are incorporated by reference to the Annual Report to Shareholders under the caption "Market Price Information".

     The Company has not heretofore paid cash dividends and it is not anticipated that the Company will pay such dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)1.    Consolidated Financial Statements

         Statements  incorporated  herein by reference  to the Annual  Report to
         Shareholders:

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.

                    CONSOLIDATED BALANCE SHEETS as of January 30, 1999 and January 31, 1998.

                    CONSOLIDATED STATEMENTS OF INCOME for the Years Ended January 30, 1999, January 31, 1998 and February 1, 1997.

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the Years Ended January 30, 1999, January 31, 1998 and February 1, 1997.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS for the Years Ended January 30, 1999, January 31, 1998 and February 1, 1997.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

         (a)2.    Financial Statement Schedules

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 1999.

                                             CATHERINES STORES CORPORATION



                                            By:
                                              --------------------------------
                                              David C. Forell
                                              Executive Vice President and
                                              Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                                  Date

/s/ Bernard J. Wein                                                      4/29/99
-----------------                                                        -------
Bernard J. Wein            Chairman of the Board of
                           Directors, Chief Executive
                           Officer and Director (Principal
                           Executive Officer)
/s/ Stanley H. Grossman                                                  4/29/99
-----------------------                                                  -------
Stanley H. Grossman        Executive Vice President and
                            Director

/s/ David C. Forell                                                      4/29/99
--------------------                                                     -------
David C. Forell            Executive Vice President, Chief
                           Financial Officer, Secretary and
                           Director (Principal Financial and
/s/ James H. Lindy         Accounting Officer)                           4/29/99
------------------                                                       -------
James H. Lindy             Director

/s/ Allen B. Morgan, Jr.                                                 4/29/99
------------------------                                                 -------
Allen B. Morgan, Jr.       Director

/s/ Wellford L. Sanders, Jr.                                             4/29/99
----------------------------                                             -------
Wellford L. Sanders, Jr.   Director

/s/ Elliot J. Stone                                                      4/29/99
--------------------                                                     -------
Elliot J. Stone            Director

Catherines Stores Corporation                                       Schedule II
Valuation and Qualifying Accounts
(dollars in thousands)

Column A                                        Column B         Column C                            Column D              Column E
--------                                        --------         ---------------------------         --------              --------
                                                                   Charged           Charged
                                                Balance at        (credited)        (credited)                           Balance at
                                                beginning          to costs          to other                                end of
Description                                     of period         & expenses         accounts          Deductions            period
-----------
Year ended
February 1, 1997:
Allowance for
 doubtful
 accounts                                          $    55           $   164            $---           $  (144)(1)           $    75
Reserve for
 inventory
 markdowns                                           2,180               270             --               --                   2,450
Reserve for
 inventory
 shrinkage                                             156              --               --               --                     156
Reserve for
 layaway
 cancellations                                          29                (2)            --               --                      27
Reserve for
 sales returns
 and allowances                                        250                13             --               --                     263


Year ended
January 31, 1998:
Allowance for
 doubtful
 accounts                                               75               202             --               (192)(1)                85
Reserve for
 inventory
 markdowns                                           2,450               145             --                --                  2,595
Reserve for
 inventory
 shrinkage                                             156                 8             --                --                    164
Reserve for
 layaway
 cancellations                                          27                 9             --                --                     36
Reserve for
 sales returns
 and allowances                                        263                39             --                --                    302
Reserve for store
 closing costs                                        --               1,115             --                --                  1,115

Year ended January 30, 1999:
Allowance for
 doubtful
 accounts                                               85               341             --               (100)(1)               326
Reserve for
 inventory
 markdowns                                           2,595              1,231            --                --                  3,826
Reserve for
 inventory
 shrinkage                                             164               (2)             --                --                    162
Reserve for
 layaway
 cancellations                                          36                2              --                --                     38
Reserve for
 sales returns
 and allowances                                        302                4              --                --                    306
Reserve for store
 closing costs                                       1,115              145(3)           --             (150)(2)               1,110



(1)      Accounts  written off, less  recoveries.
(2)      Represents  cash payments made from reserve.
(3) Represents approximately $595,000 of provision for new stores and revised estimates on existing stores, offset by $450,000 of reserves no longer required.

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

         10.2 Form of Indemnity Agreement dated as of May 23, 1991 between Catherines, Inc. And each of Bernard J. Win, Robert V. Glaser, Wellford L. Sanders, Jr., Elliot J. Stone and Savio W. Tung is incorporated herein by reference to Exhibit 10.23 to Amendment No. 1 to the Registration Statement of the Company dated June 28, 1991 (SEC File No. 33-40832).

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

         10.11 Agreement and Plan of Merger dated as of October 2, 1992 among Catherines Stores Corporation, Virginia Acquisition

                  Corp., Virginia Specialty Stores, Inc. and Walter S. Segsloff is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form *-K of the Company dated November 17, 1992.

         10.12 Amendment No. 1 dated November 3, 1992 to said Agreement and Plan of Merger is incorporated herein by reference to Exhibit
                  10.2 to the Current Report on Form 8-K of the Company dated November 17, 1992.

         10.13 Escrow Agreement dated as of November 3, 1992 by and among Catherines Stores Corporation, Virginia Acquisition Corp., Virginia Specialty Stores, Inc., Walter S. Segaloff, Signet Trust Company and W.S.S. Group, Inc. is incorporated herein reference to Exhibit 10.3 tot he Current Report on Form 8-K of the Company dated November 17, 1992.

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

         10.17 Supplement No. 3 to Master Lease Agreement dated as of December 31, 1992, between Sanwa Business Credit Corporation and Catherines, Inc. is incorporated herein by reference to
                  Exhibit 10.37 to the Registration Statement of he Company dated November 30, 1992, (SEC File No. 33-55320).

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

         10.24 Amendment to Supplement No. 1 dated as of October 1, 1994, by and between Sanwa Business Credit Corporation and Catherines, Inc. is incorporated herein by reference to
                  Exhibit 10.33 to Registration of Certain Successor Issuers on Form 8-B dated January 29, 1995.

         10.25 Amendment to Supplement No. 3 dated as of October 1, 1994, by and between Sanwa Business Credit Corporation and Catherines, Inc. is incorporated herein by reference to
                  Exhibit 10.34 to Registration of Certain Successor Issuers on Form 8-B dated January 29, 1995.

         10.26 Amendment to Supplement No. 5 dated as of October 1, 1994, by and between Sanwa Business Credit Corporation and Catherines, Inc. is incorporated herein by reference to
                  Exhibit 10.35 to Registration of Certain Successor Issuers on Form 8-B dated January 29, 1995.

         10.27 Second Amendment to Master Equipment Lease Agreement dated as of June 8, 1992, by and between Sanwa Business Credit
                  Corporation and Catherines, Inc. is incorporated herein by reference to Exhibit 10.36 to Registration of Certain Successor Issuers on Form 8-B dated January 29, 1995.

         10.28 Fifth Amendment to Master Equipment Lease Agreement dated as of January 29, 1995, by and between Sanwa Business Credit Corporation and Catherines, Inc. is incorporated hereby reference to Exhibit 10.37 to Registration of Certain Successor Issuers on Form 8-B dated January 29, 1995.

         10.29 First Amended and Restated Merchant Services Agreement dated as of October 1, 1992, by and between Hurley State Bank and Catherines, Inc. is incorporated herein by reference to
                  Exhibit 10.39 to Registration of Certain Successor Issuers on Form 8-B dated January 29, 1995.

         10.30 First Amended and Restated Merchant Services Agreement dated as of November 2, 1992, by and between Hurley State Bank and Virginia Specialty Stores, Inc. is incorporated herein by reference to Exhibit 10.40 to Registration of Certain Successor Issuers on Form 8-B dated January 29, 1995.

         10.31 Amendment to Network Services Agreement dated as of January 29, 1995, by and between SPS Payment Systems, Inc. and Catherines, Inc is incorporated herein by reference to Exhibit
                  10.41 to Registration of Certain Successor Issuers on Form 8-B dated January 29, 1995.

         10.32 Supplement No. 6 to Master Equipment Lease Agreement dated as of October 1, 1994, by and between Sanwa Business Credit
                  Corporation and Catherines, Inc. is incorporated herein by reference to Exhibit 10.42 to Registration of Certain Successor Issuers on Form 8-B dated January 29, 1995.

         10.33 Master Agreement dated as of February 1, 1995, among Catherines, Inc., Investcorp International, Inc. and Card Establishment Services, Inc. is incorporated herein by reference to Exhibit 10.35 to the Annual Report on Form 10-K of the Company for fiscal year ended February 6, 1996.

         10.34 Loan Agreement between Catherines Stores Corporation, Catherines, Inc., and National Bank of Commerce dated February 27, 1998, is incorporated by reference to Exhibit 10.40 to the Form 10-Q of the Company for the quarterly period ended May 2, 1998.

         10.35* Standard Agreement dated as of December 1, 1998, between Catherines Stores Corporation and United Steelworkers of America, AFL-CIO, CLC, Local No. 1002.

         10.36 Amended and Restated Credit Agreement dated as of February 27, 1998, between and among Catherines, Inc., Catherines Stores Corporation, Catherines of California, Inc., Catherines of Pennsylvania, Inc., Catherines, Partners, L.P. and First American National Bank, as Agent for itself and Hibernia National Bank and Bank One, N.A. is incorporated herein by reference to Exhibit 10.39 to the Annual Report on Form 10-K of the Company for fiscal year ended January 31, 1998.

         10.37* First Amendment to Amended and Restated Credit Agreement dated as of January 12, 1999, between and among Catherines, Inc., Catherines Stores Corporation, Catherines of California, Inc. Catherines of Pennsylvania, Inc., Catherines Partners, L.P. and First American National Bank, as Agent for itself and Hibernia National Bank and Bank One, N.A.

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

         10.105 Catherines Senior Management Bonus Plan is incorporated herein by reference to Exhibit 10.9 to the Registration Statement of the Company dated May 24, 1991 (SEC File No. 33- 40832).

         10.106 The Registrant's 1994 Omnibus Incentive Plan is incorporated by reference to Exhibit 10.1 to the Registration Statement of the Registrant dated May 31, 1994 (SEC File No. 33-79598).

         10.107 Form of Amendments to Executive Employment Agreements dated October 1, 1998, between Catherines, Inc. and each of Bernard
                  J. Wein, Stanley H. Grossman and David C. Forell is incorporated by reference to the Form 8-K of the Company dated October 22, 1998.

      (11)11.1* Statement re Computation of Weighted Average Number of Common Shares Outstanding.

      (13)13.1* The Company's Annual Report to Shareholders for the fiscal year to which this Annual Report on Form 10-K relates, to the extent incorporated herein by reference.

      (21)21.1    Subsidiaries  are  incorporated  herein by  reference to
                  Exhibit  21.1  to   Registration   of  Securities  of  Certain
                  Successor Issuers on Form 8-B dated January 29, 1995.

      (23)23.1*   Consent of Arthur Andersen LLP.

          23.2*   Report of Arthur Andersen LLP on Schedules.

      (27)27.1*   Financial Data Schedule (EDGAR Filing Only)

------------------------------------

*Documents attached hereto and filed herewith are noted with an asterisk.

                                                                 Exhibit 10.35


                               STANDARD AGREEMENT
                                     BETWEEN
                          CATHERINES STORES CORPORATION
                             3755 Knight Arnold Road
                            Memphis, Tennessee 38118

                                      -and-

                         UNITED STEELWORKERS OF AMERICA,
                                  AFL-CIO, CLC
                                 Local No. 1002
                                 P.O. Box 13472
                            Memphis, Tennessee 38113




                   From December 1, 1998 to November 30, 2001

INDEX

ARTICLES                                                                PAGE

           I.                Designation of Parties                      1
           II.               Management Rights                           1
           III.              Check-Off                                   2
           IV.               Purpose                                     2
           V.                Mutual Cooperation and Recognition          2
           VI.               No Discrimination                           3
           VII.              Seniority                                   4
           VIII.             Hours of Work                               6
           IX.               Wages (Appendix)                            7
           X.                Leave of Absence Without Pay                7
           XI.               Leave of Absence With Pay                   9
           XII.              Stewards                                    9
           XIII.             Grievance/Arbitration Procedure            10
           XIV.              No Strike Clause                           13
           XV.               Safety and Health                          13
           XVI.              General Provisions                         13
           XVII.             Drug/Alcohol Testing                       14
           XVIII.            Authorized Agents                          15
           XIX.              Right of Visitation                        15
           XX.               Reporting Pay                              16
           XXI.              Call In Pay                                16
           XXII.             Bereavement Pay                            16
           XXIII.            Holiday Pay                                17
           XXIV.             Jury Duty                                  17
           XXV.              Supervisors                                18
           XXVI.             Vacation                                   18
           XXVII.            Job Bidding                                19
           XXVIII.           Pay Day                                    20
           XXIX.             Wrap-Up Clause                             20
           XXX.              Termination                                20

ARTICLE I

DESIGNATION OF PARTIES

This Agreement entered into as of the 25th day of January, 1999 by and between Catherines Stores Corporation at its distribution center, located at 3755 Knight Arnold Road, Memphis, Tennessee 38118, hereinafter referred to as the "Company" and UNITED STEELWORKERS OF AMERICA, AFL-CIO, CLC, for itself and, on behalf of its Local No. 1002, hereinafter referred to as the "Union."

ARTICLE II

MANAGEMENT RIGHTS

Except as specifically and expressly limited elsewhere in this Agreement, the Company has and shall retain the sole and complete authority and discretion in regard to the management of the business and the direction of the work force, including, but not limited to, the right to establish, regulate, determine, revise or modify at any time: policies, practices, and procedures of the conduct of the business; procedures used in connection with manufacturing or maintenance; levels of employment; hours of work; attendance; number of shifts; extent of layoff; hiring, promotion, termination, demotion or transfer; assignment of work; production schedules; quality, work and production standards; assignment of work and duties in accordance with its determination of the needs of the respective jobs; reasonable rules and regulations for the conduct and safety of associates and the means of enforcement thereof, subject to proper notification and discussion with the Union; machinery, materials, methods, facilities, tools and equipment; the subcontracting of work when necessary to meet production demands; selection of subcontractors; the extent, amount, starting time, stopping time and expansion or contraction of subcontracting; the place where work shall be done; what operations are to be performed on an incentive basis, both individual and group or an hourly work basis; the marketing of its products; the planning, direction, control, increase, decrease or discontinuance of operations; any other matter related to the conduct of its business or the manner in which the business is to be managed or carried on. The Company shall have the right to move, close, sell or liquidate the distribution center in whole or in part and to separate its associates in connection with said moving, closing, selling or liquidation after first discussing the effect and severance pay with the Union to the extent required by law.

It is expressly understood and agreed that all of the above-listed management rights, and all rights inherent in the Company as the owner of the business, which are not expressly contracted away by specific provisions of the Agreement, are retained solely by the Company.

 ARTICLE III

CHECK-OFF

The Company agrees to deduct from the wages of the associates in accordance with the express terms of a written assignment the monthly dues, initiation fees and assessments in the lawfully designated amount by the Treasurer of the International Union of the United Steelworkers of America, AFL-CIO-CLC. The Company shall deduct the monthly dues from the associate's pay by deducting a prorated portion on a weekly basis, and forward the dues to the International Treasurer of the United Steelworkers of America, AFL-CIO-CLC, Five Gateway Center, Pittsburgh, PA 15222 or at an address so designated by the Union. Deductions for Union dues shall be the last deduction made from an associate's pay.

A check-off list shall accompany the deduction setting forth the name and amount of dues, initiation fees and assessment. A copy of said deduction list shall be forwarded to the Financial Secretary of the local union.

ARTICLE IV

PURPOSE

(a) It is the intent and purpose of the parties hereto that this Agreement will promote and improve industrial and economic relations between the associate and the Company, and to set forth herein a basic Agreement covering rates of pay, hours of work, and other conditions of employment to be observed by the parties, and to incur the peaceful settlement of disputes.

(b) If any of the terms and conditions of this Agreement are in violation of any state or federal law or court decisions or decrees, then, to the extent of any violation, that portion of this Agreement shall be null and void and subject to renegotiation. If any portion of this Agreement is declared illegal, it shall not in any way affect the remaining provisions of the Agreement.

ARTICLE V

MUTUAL COOPERATION AND RECOGNITION

SECTION 1

The Company recognizes the Union (certified by NLRB, Case No. 26-RC-7611) as the current, exclusive bargaining agent with respect to wages, hours of work, and other conditions of employment for all the Company's distribution center associates, including full-time regular associate warehouse associates, lead-persons, shipping and receiving associates, line associates, RTW associates, pic-pac associates, basics associates, housekeeping associates, plant clerical associates, and maintenance men employed at its distribution center located at 3755 Knight Arnold Road, Memphis, Tennessee 38118. There are hereby expressly excluded from the bargaining unit other associates of the Company, including office clerical associates, contingent associates, on-call associates, temporary associates, professional associates, technical associates, truck drivers, guards, watchmen, and supervisors as defined in the National Labor Relations Act.

SECTION 2

The Union shall cooperate with the Company to promote the welfare of the Company and the efficiency of this factory operation.

SECTION 3

The Company agrees that throughout the period of contractual relationship between the parties, no other labor organization will be recognized in any form or for the purpose of collective bargaining. This Agreement shall be applicable to the above-described Union only, and no other labor organization shall at any time be entitled to any of the benefits thereof.

SECTION 4

The Company agrees not to enter into any Agreement with associates individually or collectively which in any manner conflicts with the terms and provisions of this Agreement.

ARTICLE VI

NO DISCRIMINATION

SECTION 1

Neither the Union and its officers, agents and associates of Catherines, nor the Company, shall discriminate against any associate because of his non-membership or membership in the Union and shall not intimidate or coerce any associate into becoming or remaining a member of the Union. The Union agrees to indemnify and hold harmless the Company with respect to all disputes over Union dues, Union membership, and all other intra-union matters.

SECTION 2

It is the continuing policy of the Company and Union that the provisions of this Agreement shall be applied to all associates within the bargaining unit, as defined in Article II, Mutual Cooperation and Recognition, of this Agreement, without regard to age (over 40), race, color, religion, creed, sex, national origin, handicap or veteran status. Neither the Company nor the Union and its officers, agents and associates of Catherines shall discriminate against any other associate based upon the associate's age (over 40), race, color, religion, creed, sex, national origin, handicap or veteran status.


ARTICLE VII

SENIORITY

SECTION 1

An associate's seniority shall be calculated on a distribution center-wide basis.

a) Distribution center-wide seniority shall be calculated by the years, months and days an associate has been employed since his last date of hire. If two or more associates possess the same hire date, then seniority for these associates shall be determined alphabetically by the last name.

b) All new full time associates shall be considered probationary employees during the first ninety (90) days of their employment, after which time their seniority shall relate back to their last date of hire. There shall not be seniority among probationary employees and they shall have no rights under this Agreement.

SECTION 2 - Short Term Layoffs

a) In the event of short term layoff, not to exceed two (2) weeks, the layoffs will be by the department affected. Following Company practice, temporary employees shall be displaced first. Company associates will be offered the opportunity to move into open positions for which they are qualified. Temporary employees may be utilized in the event no affected qualified Company associate accepts the opportunity to move into an open position. During the short term layoffs no bumping by senior people affected will be permitted.

     b) The Company will establish a telephone number which will contain a voice mailbox which will inform associates who are on layoff whether they are to report to work the following day. Each associate who is on layoff is responsible for calling the DC Human Resources Department after 4:30 p.m. on a daily basis to check the voice mailbox to determine whether they are to report to work the next day. The voice mailbox will be updated by 4:30 p.m. daily, and it will be available 24 hours per day. Failure to report to work as scheduled will be addressed under the attendance policy.

SECTION 3 - Indefinite Layoffs

a) In the event of a layoff exceeding two (2) weeks, the Company shall give the affected associates at least two (2) days advance notice, or two (2) days pay in lieu of notice. During any indefinite layoff, the Company will layoff by department in order of seniority. No employee shall receive a promotion as a result of an indefinite layoff.

b) In the event of a layoff as described above in subsection (a), an associate scheduled for layoff may be eligible to bump the most junior associate in any job within his own pay classification or a lower pay classification, excluding Maintenance. An associate must exercise his bumping privilege within three (3) scheduled working days after he is notified that the layoff is indefinite. An associate bumping into a job under Article VII, Section 3 shall be given a trial period of not less than ten (10) days, after which the Company may disqualify the associate. An associate who fails to qualify shall be returned to layoff status with no further rights to bump. Associates who bump down into a lower pay classification shall be paid the wage rate of the classification they bump into.

c) An  associate  who bumps  into and  qualifies  for a job under  Article  VII,
Section 3 will be recalled to his old job if it becomes  available  within three
(3) months. After three (3) months, the affected associate shall not be subject to recall to the job from which he was originally laid off in the event his old job becomes available.

SECTION 4 - Layoff Recalls

Recalls from layoff for lack of work shall be in reverse order of layoff.

SECTION 5 - Termination of Seniority

All seniority shall cease and an associate shall be terminated from the payroll when any of the following occurs:

          a) Quits for any reason.

          b) Overstays his leave of absence or vacation leave without proper notification.

          c) Is discharged for just cause.

          d) Is absent without approved leave for a period of three (3) days which he is scheduled to work, unless he calls in and notifies the Company by 9:30 a.m. on the day he is scheduled to work.

          e) Fails to report to work within five (5) calendar days after receipt of certified or registered mail notice to report.

          f) Is laid off and not recalled within six (6) months.

          g) Leave of absence exceeding six (6) months, unless under a doctor's care for illness or injury, up to a total of twelve (12) months.

          h) Fails to report for work immediately upon being released by his doctor after being absent less than six (6) months.

          i) Works for another Company while on a leave of absence.

          j) The accumulation of ten (10) points based on the current attendance policy.

SECTION 6

On a quarterly basis, the Company shall post on the Union bulletin board an updated seniority list.

ARTICLE VIII

HOURS OF WORK

This article defines the normal hours of work as forty hours per week and shall not be construed as a guarantee of hours of work per day or per week or a guarantee of days of work per week.

SECTION 1 - Normal Workday and Normal Workweek

The normal workweek is considered to be forty (40) hours.

SECTION 2

The regular starting time shall be 8:00 a.m. and the regular quitting time shall be 4:45 p.m. No change in the regular starting or quitting time shall be made except by mutual agreement.

SECTION 3

All associates scheduled to work a full shift shall be entitled to one forty five (45) minute lunch non-paid and two fifteen (15) minute breaks paid by the Company daily. One (1) break shall occur in the morning and one (1) break shall occur in the afternoon. All associates are to clock out and back in during lunch whether they leave the distribution center or not.

SECTION 4 - Overtime

a) For purposes of overtime compensation, the normal workweek is considered to be forty (40) hours.

b) Overtime shall primarily be on a voluntary basis. However, if staffing needs are not met through volunteers, the Company shall have the right to require a sufficient number of associates to work overtime by department. In selecting associates to work required overtime, the Company shall base its decision on seniority within the affected department, starting with the least senior associates.


SECTION 5

An associate shall receive compensation at the rate of 1 1/2 times his base hourly wage for all hours actually worked in excess of forty hours in a work week.

ARTICLE IX

WAGES

The wage structure in existing job classifications for the term of this Agreement are set forth in Appendix A to this Agreement.

ARTICLE X

LEAVE OF ABSENCE WITHOUT PAY

SECTION 1

If an associate is employed by the Union in an official capacity which requires full time work, the associate shall be given a leave of absence in writing for the term of his office and any renewal thereof. No seniority shall be accumulated during the leave.

SECTION 2

If the members of the Union are elected delegates to a bona fide labor function, such members may be granted a leave of absence upon written request at least seventy-two (72) hours in advance. At no time shall more than one associate from each work area be allowed to leave and the leave shall not exceed five (5) working days.

SECTION 3

Any associate who enters the armed services of the United States during a time of national emergency or who is inducted into the armed services under the Selective Service Act, as amended, shall be entitled to re-employment rights provided for in the Act.

SECTION 4

Leaves of absence and extensions thereof for compelling personal reasons, may be granted, at the discretion of the Company, for periods not exceeding thirty (30) days, upon written application of the associate and written approval of the Company. Leaves of absence shall not be approved for the purpose of taking other employment or as a substitute for a vacation period. The associate must contact the distribution center Human Resources department weekly during any leave of absence or said leave will be considered a voluntary resignation of employment.

SECTION 5 - Maternity Leave

Unpaid maternity leave may be taken up to twelve (12) weeks.

Associates should notify their manager as soon as possible after the pregnancy is confirmed by their doctor.

Maternity is available to those associates who have worked for 1250 hours and who have worked at least one (1) year prior to taking the leave.

An associate taking maternity leave has a right to return to her former job prior or a comparable position at the end of maternity leave.

An associate must give the Company three (3) weeks notice of her intent to return to work from maternity leave.

Failure to return to work at the end of the scheduled maternity leave will be considered voluntary resignation.

SECTION 6 - Family and Medical Leave Act (FMLA) Leave

The Company provides for FMLA Leave for eligible associates to be able to take family leave in the event of the birth of a child, for the adoption of a child, the placement of a foster child, to care for a sick spouse, child, or parent or illness of the associate. To be eligible for a leave, the associate must be employed by the Company for at least twelve (12) months prior to requesting the leave and have worked 1250 hours during that twelve (12) month period.

Associates shall have all the rights granted to them under the FMLA, and the Company shall have all of the rights granted to the employer under the FMLA. Vacation time, if not yet taken, must be applied to this leave.

Associates requesting family or medical leave should provide the Company with thirty (30) days notice. The Company may require certification from a Healthcare Provider of the necessity for the leave.

The associate will be eligible to return to the same position held prior to the leave or to an equivalent position.

ARTICLE XI

LEAVE OF ABSENCE WITH PAY

The Company treats physical disability resulting from pregnancy-related conditions the same as any other sickness or illness. The Company's Short-Term Disability policy applies to pregnancy-related disability leave. A female associate unable to work due to disability caused by pregnancy is entitled to disability benefits (sick leave) on the same basis as associates unable to work for any other medical leave.

ARTICLE XII

STEWARDS

SECTION 1

As promptly as possible after the execution of this Agreement, the Union will notify the Company in writing of the name of its stewards, who shall be regular, full time associates of the Company. This notification shall be given in a timely manner (48 hours or less). Only those associates so designated shall be recognized by the Company.

SECTION 2

The Company agrees to recognize five (5) stewards, one (1) representing shipping, pic-pac, maintenance and housekeeping, one (1) representing basics, one (1) representing ready to wear, one (1) representing line, and one (1) representing all other associates covered by this Agreement. The representative for the area must be from that area. In addition, the Company will recognize the Unit Chairperson and Unit Secretary.

SECTION 3

A department steward may leave his department for the purpose of contacting the Unit Chairperson concerning the application of this Agreement, provided they receive permission from their supervisor before leaving their area.

SECTION 4

The Unit Chairperson, Unit Secretary, and stewards shall be accorded top seniority ranking in order to insure their retention in employment for the purpose of fulfilling their duties.

ARTICLE XIII

GRIEVANCE/ARBITRATION PROCEDURE

SECTION 1

For purposes of this Agreement, a grievance is defined as a dispute between the Company and the associates covered by this Agreement concerning the application and interpretation of a specific provision or provisions of the Agreement as written. A controversy which arose prior to the signing of this Agreement, shall not be subject to the grievance or arbitration procedures. The procedures set forth in this article shall be the exclusive means for the disposition of all grievances under this Agreement.

All grievances shall be processed in the following manner:

         Step One: Within three (3) normal working days of the occurrence of the incident giving rise to the grievance, or within three (3) normal working days following the date the associate first reasonably should have known of the events giving rise to the grievance, with the objective of settling the matter informally, the affected associate shall first discuss the matter with his department supervisor/manager.

         Step Two: If the aggrieved associate is dissatisfied with the department manager/supervisor's response in Step One, the associate and the steward, shall within five (5) normal working days from the date of the Step One answer present such grievance in writing to the Human Resources Manager. The written grievance shall contain the following:

               a) A statement of the occurrence giving rise to the grievance and containing all pertinent facts that are known at the time which may be amended during the course of the grievance procedure and become part of the original Step Two grievance. However, an amendment to a grievance, if any, must be made by Step Four of this procedure. An amendment to a grievance must be in writing stating that it is an amendment;

               b) The Article and paragraph of this Agreement alleged to have been breached or violated, and the manner in which it was breached or violated;

               c) The date, time, and place of the alleged violation;

               d) The names of the persons present, if known, having direct personal knowledge of the facts involved;

               e) A statement of what the aggrieved considers a reasonable and appropriate adjustment of the grievance;

               f) The grievance shall be signed by the associate who is affected and by the Union steward.

Grievances missing any of the above elements shall be returned to the Unit Chairperson for completion. The Human Resources Manager shall give the associate and/or steward a written answer to the grievance within five (5) normal working days of the receipt thereof.

         Step 3: If the grievance is not satisfactorily resolved in Step Two, it may be appealed by the Unit Chairperson submitting the written grievance to the Vice President of Distribution within five (5) normal working days after receipt of the written answer in Step Two, who shall have five (5) days to respond. If the Vice President of Distribution does not respond to the grievance in writing within the time specified, the grievance will be deemed to have been denied by the Company based on the answers from Step Two, and the grievance may be taken to the next step in this procedure.

         Step 4: If the grievance is not satisfactorily resolved in Step Three, it may be taken up in Step 4 with the President of Local 1002 or the International Staff Representative and the Vice President of Human Resources within five (5) normal working days after receipt of the written answer in Step Three. The Vice President of Human Resources shall have five (5) normal working days to respond to the grievance. If no response is given within the time specified, the grievance will be deemed to have been denied. Failing settlement in Step Four, then arbitration maybe requested, in writing, within ten (10) normal working days of receipt of the Step Four answer.

SECTION 2

If a grievance affects more than one associate, only one associate shall represent the other grieving associates at all steps of the grievance procedure. This is a grievance arising out of the same set of circumstances.

SECTION 3

If the Union or associate fails to appeal the grievance within the time limits set forth in the grievance steps, the grievance will be considered settled based on the Company's last answer.

 SECTION 4 - Arbitration

In the event arbitration of the grievance is requested, the parties shall attempt to select an impartial arbitrator. If the parties are unable to agree on any arbitrator within three (3) normal working days, either party may, within two (2) days thereafter request the Federal Mediation and Conciliation Service to submit a panel of seven (7) arbitrators from which an arbitrator shall be selected by the parties. The Union and the Company shall strike names alternately until only one individual is remaining on the list, and that individual shall be the arbitrator. The parties shall flip a coin to determine who shall strike the first name.

The decision of the arbitration shall be final and binding on the parties; however, such decisions must be limited to the interpretation and application of the provisions of the Agreement, and the arbitrator shall not have the authority to modify or amend the provisions of this Agreement. In addition, the arbitrator's decision shall be limited to the issues or claims specifically set forth in the written grievance and the arbitrator shall not make any determinations or rulings on any claim or issues not expressly contained in the written grievance.

The expense of the arbitrator shall be borne equally by the parties, including any expenses incurred in obtaining a location for the arbitration. All other expenses shall be borne by the party incurring them, including the cost of witnesses.

SECTION 5

Should the Union want associates to be witnesses at any arbitration hearing, the Union will be responsible for any lost pay incurred by the associate. The Company may stagger the release of the associates so as to not interfere with production.

SECTION 6

No steward or grievant will be paid for time spent preparing for or attending any arbitration hearing, but if, in the opinion of the Company, production needs permit, the steward or associate will be granted reasonable time off without pay to attend such a hearing, where such time off is requested by the steward or grievant, for a matter in which they are personally involved, at least three (3) normal working days in advance of the meeting or hearing.

SECTION 7

The parties may mutually agree to waive any of the time limits set forth in this Article as long as such agreement is in writing.

 SECTION 8

For purposes of computing time under any of the provisions of this Article, the day of the occurrence, answer, or meeting shall not be included in the calculation of time.

ARTICLE XIV

NO STRIKE CLAUSE

The Company agrees that there shall be no lockouts during the term of this Agreement. The Union and the associates understand that there is a grievance and arbitration system which is the sole and exclusive means of settling disputes under this Agreement. Therefore, the Union on behalf of its officers, agents and the associates of Catherines agrees that there will be no strikes, sympathy strikes, cessations, suspensions or interruptions of work, sabotage, slowdowns, sit-downs, picketing, or refusals to work, or interference of any kind with the operations of the Company during the term of this Agreement. Any associate who violates this Article of the Agreement shall be subject to corrective action up to and including discharge, and any appeal to the Grievance/Arbitration procedure regarding discipline imposed for a violation of this Article shall be limited to the question of whether the associate did, in fact, engage in any prohibited activity.

ARTICLE XV

SAFETY AND HEALTH

The Company agrees to establish and maintain reasonable provisions for the safety and health of its associates during the hours of their employment, in conformity with State and Federal Laws applicable to the distribution center with respect to conditions of health and sanitation. In case of injury to an associate in the line of duty, first aid attention will be given at the earliest possible moment. If it becomes necessary to take the injured associate to receive medical attention, the Company will furnish round-trip transportation for that trip from the distribution center.

ARTICLE XVI

GENERAL PROVISIONS

SECTION 1 - Bulletin Boards

The Company agrees to furnish a bulletin board in the distribution center break-room for the exclusive use of the Union. All posted notices must be of direct concern to the Union and signed by the Unit Chairperson with a copy provided to the distribution center Human Resources Manager. All other notices must be approved by the Company prior to posting.


SECTION 2

Associate(s) means all workers covered by this Agreement whether male or female. Whenever the masculine pronoun is used in this Agreement, it is understood that it applies to the feminine as well.

SECTION 3

The Company and the Union agree to work together to take all actions necessary to comply with the Americans with Disabilities Act.

SECTION 4

In the event an associate is given a written warning, the Company will give the associate a copy of the Corrective Action Form. Associates must sign the Corrective Action Form to acknowledge receipt of the written warning.

ARTICLE XVII

DRUG/ALCOHOL TESTING

Whenever the Company suspects that an associate's on-the-job behavior may have been affected in any way by alcohol or drugs, the Company may require the associate to submit a breath, saliva, urine and/or blood specimen for alcohol and/or drug testing. An associate who tests positive for alcohol or drugs as a result of such a test will be in violation of this policy.

Whenever the Company determines that an associate was involved in or may have contributed to an accident involving a fatality, bodily injury, or damage to property, the Company may require the associate to submit a breath, saliva, urine and/or blood specimen for alcohol and/or drug testing. An associate who tests positive for alcohol or drugs as a result of such a test will be in violation of this policy.

Whenever an associate is injured on the job, the Company may require the associate to submit a breath, saliva, urine and/or blood specimen for alcohol and/or drug testing.

Failure to test negative under any of the foregoing circumstances shall result in immediate termination of said associate.

ARTICLE XVIII

AUTHORIZED AGENTS

No person is authorized to act or be deemed to be the authorized agent of either party to this Agreement unless the party appointing the authorized agent has first notified the other in writing of the appointment and the scope of the authority of the agent. The following persons shall be deemed the authorized agents of the respective parties for the purpose of administering the terms of this Agreement.

         (A)      Union

                    1. President of the Local Union, # 1002.

                    2.  The  International  Staff  Representative   specifically
                    authorized by written communication from the International Union District Director.

         (B)      Company

                    1 . Vice President of Distribution.

                    2. Any other person authorized by the Company, or the Vice President of Distribution, to act as his agent whose identity and scope of authority has been made known to the Local Union by written communication from the Company or the Vice President of Distribution.

ARTICLE XIX

RIGHT OF VISITATION

The authorized International Staff Representative and the President of Local No. 1002 shall have access to the distribution center during working hours upon reasonable notification, but not less than twenty-four (24) hours, to the Company for the purpose of participation in the adjustment of disputes and grievances and for the investigation of matters covered by this Agreement.

 ARTICLE XX

REPORTING PAY

SECTION 1

Whenever a full time associate reports for work at his regular specified time without previous notice to the contrary by the Company and is not permitted to commence work or works only a portion of four (4) hours, he shall be compensated for at least four (4) hours at his hourly rate.

SECTION 2

An associate not notified, prior to his lunch period, not to work after the lunch period shall be given one hour of work or pay at his hourly rate.

SECTION 3

This Article shall not apply if the associate refuses available work or is disciplined or discharged for cause during the reporting period, nor shall it apply in other cases beyond the control of the Company.

ARTICLE XXI

CALL IN PAY

SECTION 1


An associate who is notified to report for work at a time other than the regular specified time shall receive a minimum of four (4) hours work or he shall be compensated for at least four (4) hours at his hourly rate.

SECTION 2

This Article shall not apply if the associate refuses available work or is disciplined or discharged for cause during the call in period, nor shall it apply in other cases beyond the control of the Company.

ARTICLE XXII

BEREAVEMENT PAY

In the event of a death of a member of your immediate family, associates who have completed thirty (30) days of employment are entitled to up to three (3) paid days off, if needed. Immediate family is defined as: spouse, children, grandchildren, parents, legal guardian, grandparents, brothers or sisters, mother or father -in-law.

Additional time off without pay may be granted also.

ARTICLE XXIII

HOLIDAY PAY

After  thirty  (30)  days  of  continuous   employment  with  Catherines  Stores
Corporation, all associates who work 20 or more hours per week are entitled to Holiday Pay.

The seven (7) holidays recognized by Catherines Stores Corporation are:

                  New Year's Day
                  Martin Luther King Jr. Day         (Beginning in 2000)
                  Fourth of July
                  Labor Day
                  Thanksgiving Day
                  Christmas Day
                  Your Birthday/Personal Day

ARTICLE XXIV

JURY DUTY

SECTION 1

A full time associate who is actively at work and not on layoff, vacation or leave of absence and who is required to serve on a jury will be compensated by the Company for any differential between his pay and his hourly rate, not exceeding eight (8) hours per day or forty (40) hours per week.

SECTION 2

Associates  must present notice of selection to the Company  within  seventy-two
(72) hours after receipt of notice of selection for jury duty.

SECTION 3

To be eligible for payment on the usual pay day, an associate shall furnish the Company with a written statement signed by the appropriate public official stating the days and time of duty, the hours of release and the amount of pay due at the end of each week.

ARTICLE XXV

SUPERVISORS

It is mutually agreed that supervisory personnel shall not perform work customarily performed by associates in the bargaining unit. It is understood, however, that as a business necessity, the Company must assure continuity of production and service, and therefore, supervisors may perform work in the following situations:

         (a) Instructing associates or demonstrating proper methods or procedures in performing work operations.

         (b)      Developing   and  testing  new  methods,   equipment,   and/or
                  materials and products.

         (c) In cases of emergencies, breakdowns of equipment, absenteeism, or for any condition beyond the control of the Company that affects the Company's business.

ARTICLE XXVI

VACATION

An associate's length of service and position determines the amount of vacation for which he is eligible.

As of January 1 of each year, your paid vacation time earned the previous year will be vested.

The associate must be actively at work on January 1 to receive the vacation benefit.

Vacation Time Is Computed As Follows:

Less than twelve months of employment

                  One (1) day of paid vacation per month with a maximum of ten days if hired prior to January 1st.

                  Years of Service                       Vacation Time
                  1-5 years                                   2 weeks
                  5-15 years                                  3 weeks
                  Over 15 years                               4 weeks

All associates must be employed at least six months before taking any vacation time. Vacation time must be requested no less than five (5) days in advance of the day of intended vacation time. In the event of an emergency, the Company may, at its discretion, allow an associate to utilize vacation with less than five (5) days notice. The request must be made to and approved by Human Resources.

Vacation days must be taken in the year in which they are given and cannot be carried over from one year to the next unless there are unusual circumstances. Any vacation time carried over from one year to the next must be approved by the Vice President, Human Resources.

         Vacation time not taken within the year of eligibility will be forfeited. Vacations must be approved by your Department Manager. If there is a conflict in vacation scheduling, seniority will be used to resolve it. Vacation benefits, once vested, are not forfeitable, unless the associate is terminated for gross misconduct, or; Vacation is not taken within the year for which it is vested.

ARTICLE XXVII

JOB BIDDING

SECTION 1

Whenever a job vacancy exists, as determined by the Company, the Company shall post a notice of said vacancy, which shall include a description of the job and the base wage rate. The notice shall remain posted for three (3) working days, during which time associates interested in the position shall sign the job posting. During a posting period, the Union Chairperson shall attempt to contact those associates on vacation. Only those associates signing the bid sheet shall be considered for the position. At the close of the posting period, a copy of the final bid sheet shall be given to the Unit Chairperson. In selecting an associate for the vacancy, the Company shall take into consideration the associate's skill, ability, overall work performance, and attendance. If these factors are equal, the most senior associate shall be selected.

SECTION 2

If no associates sign up, or meet the qualifications for a particular job vacancy, the Company shall have the right to transfer an associate into the position and/or hire a new associate.

SECTION 3

Job transfers shall be held to a necessary minimum and seniority shall be considered. The Company shall have the right to transfer associates on a temporary basis, not to exceed sixty (60) calendar days. During such temporary transfer, the associate shall continue to receive the same compensation he was receiving in the job from which he was transferred.


SECTION 4

Any associate applying for a posted position who is not chosen because they are not qualified or who is disqualified after being chosen may not apply for the same position for a period of three (3) months from the date of notification.

ARTICLE XXVIII

PAY DAY

The regular pay day shall be on Friday of each week, and associates shall be paid for all time worked up to quitting time on the last day worked in the previous week except when a holiday interferes, in which case the pay day will be on the day preceding the holiday.

ARTICLE XXIX

WRAP-UP CLAUSE

The parties expressly declare and agree that they have bargained between them on all phases of hours, wages, rates of pay and other terms and conditions of employment and that this Agreement, along with all economic benefits contained in the Distribution Center Handbook, is the entire contract between the parties and represents their full and complete agreement without reservation or unexpressed understanding.

ARTICLE XXX

TERMINATION

SECTION 1

This Agreement shall be effective as of December 1, 1998 and shall remain in full force until here and after provided.

This Agreement, when signed by the duly authorized officers of the Company and the Union, shall become effective as of December 1, 1998 and continue in effect through midnight November 30, 2001, and shall continue to remain in full force and effect from year to year thereafter, unless written notice is given by either party to the other on or before sixty (60) days prior to the expiration date, requesting that the Agreement be modified or terminated. In the event of such notification, the parties hereto shall immediately confer and negotiate with reference to a new or modified Agreement for the ensuing period.

Negotiations for a new contract shall commence not later than thirty (30) days from the date of the written notice herein mentioned. In the event that either party notifies the other of its desire to modify this Agreement, this Agreement subject to such notification shall continue to remain in effect during the period of negotiation until a new Agreement has been reached or until either party shall give the other party ten (10) days notice of cancellation. In any event, nothing herein contained shall preclude either party from modifying or changing or amending its proposals for a new agreement.

SECTION 2

Any notice to be given under this Article of the Agreement shall be given by registered mail, and, if by the Company, be addressed to United Steelworkers of America, AFL-CIO, CLC, P.O. Box 13472, Memphis, Tennessee 38113, and, if by the Union to the Company, 3755 Knight Arnold Road, Memphis, Tennessee 38118. Either party may by like notice, change the address to which registered mail notice to it shall be given.
                          CATHERINES STORES CORPORATION



                                            by:_________________________________



                                             United Steelworkers of America,
                                             AFL-CIO-CLC, through its agent
                                             Local No. 1002


                                            by:_________________________________

UNITED STEELWORKERS OF AMERICA,
AFL-CIO-CLC

by:
    -----------------------------
         International President

by:
    -----------------------------
         International Secretary

by:
    ----------------------------
         International Treasurer

by:
    ----------------------------
         International Vice Pres. -Administration

by:
    ----------------------------
         International Vice Pres.-Human Affairs

by:
    ---------------------------
         Division Director

Appendix A

WAGE RANGES

                                       CURRENT           EFFECTIVE        EFFECTIVE         EFFECTIVE
                                       1998              12/1/98          12/1/99           12/1/2000

         JOB CLASS  I            .50    .30   .30

Maintenance Technician                 $9.50             $10.00           $10.30             $10.60

         JOB CLASS II

Shipping Clerks                        $7.20             $7.70             $8.00              $8.30
Ticket Office Clerks                   $7.20             $7.70             $8.00              $8.30
Traffic Office Clerks                  $7.20             $7.70             $8.00              $8.30
Machine Operator                       $7.20             $7.70             $8.00              $8.30
Van Driver                             $7.20             $7.70             $8.00              $8.30
Receiving Dock Clerk                   $7.20             $7.70             $8.00              $8.30
Picker/Packers                         $7.20             $7.70             $8.00              $8.30

         JOB CLASS III

Basics Picker/Packer                   $6.75             $7.25             $7.55              $7.85
Basics Restocker                       $6.75             $7.25             $7.55              $7.85

         JOB CLASS IV

Checker/
Markers                                $6.55             $7.05             $7.35              $7.65
Housekeepers                           $6.55             $7.05             $7.35              $7.65
Material Handlers                      $6.55             $7.05             $7.35              $7.65
Receiving Dock Handlers                $6.55             $7.05             $7.35              $7.65
Return Area Clerks                     $6.55             $7.05             $7.35              $7.65
Supply Clerks                          $6.55             $7.05             $7.35              $7.65

         JOB CLASS V

Lead Persons                           $7.20            $8.20              $8.50              $8.80


     I. Effective 1/24/99 Lead People will move from job class II to job class V, and Picker Packers will move from job class III to job class II.

     II. Starting wage rate may be up to 30 cents less than the current wage rate paid.

     III. The position of Senior lead person will be maintained at $.35 per hour above the current Lead Person rate.

     IV. The bonus program will remain in place at the current levels. (5% over plan = $50.00 and 15% over plan = $100.00)

                  This is an ADDENDUM to the STANDARD AGREEMENT
                                     BETWEEN
                          CATHERINES STORES CORPORATION
                             3755 Knight Arnold Road
                            Memphis, Tennessee 38118

                                      -and-

                         UNITED STEELWORKERS OF AMERICA,
                                  AFL-CIO, CLC
                                 Local No. 1002
                                 P.O. Box 13472
                            Memphis, Tennessee 38113

                   From December 1, 1998 to November 30, 2001



                                    ADDENDUM

A member of the negotiating committee for the United Steel Workers of America has asked that a small group of employees be allowed to punch-in and work from 8:30 a.m. to 4:45 p.m. which is contrary to Article VIII, Section 2 of the contract. The company has no objection and is in agreement.



Signature of Company Representative:
                                       -----------------------------------------

Signature of Local 1002 Representative:
                                       -----------------------------------------


Signature of Union Chairperson:
                                       -----------------------------------------

                                                                   Exhibit 10.37
                                 FIRST AMENDMENT
                                       TO
                      AMENDED AND RESTATED CREDIT AGREEMENT



     THIS FIRST AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT (the "First Amendment") effective as of January 12, 1999, is made by and among CATHERINES, INC., a Delaware corporation (the "Company"), CATHERINES STORES CORPORATION, a Tennessee corporation (the "Parent"), CATHERINES OF PENNSYLVANIA, INC., a Tennessee corporation ("PA Co."), CATHERINES OF CALIFORNIA, INC., a California corporation ("RT Co."), CATHERINES PARTNERS, L.P., a Tennessee limited partnership ("Intex"), and FIRST AMERICAN NATIONAL BANK, a national banking association ("FANB"), individually and in its capacity as agent for the Banks, defined below (together with any of its successors in such capacity, the "Agent"), HIBERNIA NATIONAL BANK, a national banking association ("Hibernia") and BANK ONE, N.A., a national banking association ("Bank One"); (together with their successors, transferees and assigns from time to time parties hereto shall be referred to collectively as the "Banks" and each individually shall be referred to as a "Bank").

                              W I T N E S S E T H:

     A. The Company, Catherines Stores Corporation, a Delaware corporation (the "Predecessor Parent"), Virginia Specialty Stores, Inc. ("VSS"), Added Dimensions, Inc. ("Added Dimensions"), Linda Karan-Large Size Factory Outlet, Inc. ("Linda Karan"), The Answer-The Elegant Large Size Discounter, Inc. ("The Answer") (Added Dimensions, Linda Karan and The Answer collectively called "VSS Subsidiaries") and FANB entered into a Credit Agreement dated as of March 31, 1994 (the "Original Credit Agreement") pursuant to which FANB provided a term loan and a working capital loan facility to the Company. In connection with the execution of the Original Credit Agreement the Company, the Predecessor Parent, VSS and the VSS Subsidiaries executed a number of ancillary documents
(collectively the "Original Loan Documents") including without limitation various security agreements, pledge agreements and mortgages in favor of Agent for the benefit of the Banks (collectively the "Original Security Documents").

     B. Hibernia and The Hongkong and Shanghai Banking Corporation Limited ("Hongkong") became parties to the Original Credit Agreement by the execution of certain Commitment Transfer Supplements dated as of March 31, 1994.

     C. Subsequent to the execution of the Original Credit Agreement, PA Co., RT Co., Intex and CSC Sub, Inc., a Tennessee corporation ("CSC Sub") were formed, the VSS Subsidiaries merged with VSS and certain assets were transferred from the Company to PA Co., RT Co., Intex and CSC Sub. The corporate restructure and the transfer of assets were contemplated by the terms of the Original Credit Agreement and were subject to the execution by the Company, the Predecessor Parent, VSS, PA Co., RT Co., Intex and CSC Sub of a First Amendment to Credit Agreement (the "First Amendment to Credit Agreement") dated as of January 29, 1995, whereby PA Co., RT Co., Intex and CSC Sub became Credit Parties and certain ancillary documents were executed in connection therewith (collectively, the "First Amendment Loan Documents") including but not limited to security agreements and pledge agreements in favor of Agent for the benefit of FANB, Hibernia and Hongkong (collectively, the "First Amendment Security Documents").

     D. Subsequent to the execution of the First Amendment to Credit Agreement, VSS merged into the Company and the Parent became a successor corporation by virtue of a merger between CSC Sub and the Predecessor Parent. As of December 6, 1995, the Company, Parent, PA Co., RT Co., Intex, FANB, Hibernia and Hongkong executed a Second Amendment to Credit Agreement (the "Second Amendment") whereby
(a) the working capital loan facility was increased from $20,000,000.00 to $25,000,000.00; (b) a $3,000,000.00 swingline loan subfacility was provided; (c) the term of the working capital loan facility was extended; (d) certain collateral was released as security for the Loans and (e) certain other amendments were made to the credit facilities. In connection therewith the Credit Parties executed certain ancillary documents (collectively, the "Second Amendment Loan Documents") including, but not limited to, amendments to security agreements, amendments to pledge agreements and amendments to deeds of trust in favor of Agent (collectively, the "Second Amendment Security Documents").

     E. As of April 26, 1996, the Credit Parties, FANB, Hibernia and Hongkong executed a Third Amendment to Credit Agreement (the "Third Amendment") to reflect certain changes to the financial covenants of the Credit Agreement.

     F. As of September 4, 1996, the Credit Parties, FANB, Hibernia and Hongkong executed a Fourth Amendment to Credit Agreement (the "Fourth Amendment") (a) to extend the term of the swingline loan subfacility, (b) to extend the term of the working capital loan facility and (c) to reflect certain changes to the financial covenants of the Credit Agreement. In connection therewith the Credit Parties executed certain ancillary documents (collectively, the "Fourth Amendment Loan Documents") including but not limited to the amendments to the deeds of trust (collectively, the "Fourth Amendment Security Documents").

     G. As of December 4, 1996, the Credit Parties, FANB, Hibernia and Hongkong executed a Fifth Amendment to Credit Agreement (the "Fifth Amendment") to reflect certain changes to the Credit Agreement.

     H. The Original Credit Agreement as amended by the First Amendment to Credit Agreement, Second Amendment, Third Amendment, Fourth Amendment and Fifth Amendment is referred to herein as the "Prior Credit Agreement". The Original Loan Documents, the First Amendment Loan Documents, the Second Amendment Loan Documents, the Third Amendment Loan Documents, and the Fourth Amendment Loan Documents are collectively referred to as the "Prior Loan Documents". The Original Security Documents, the First Amendment Security Documents, the Second Amendment Security Documents, and the Fourth Amendment Security Documents are collectively referred to as the "Prior Security Documents".

     I. Pursuant to the Prior Credit Agreement, FANB, Hibernia and Hongkong made Loans and issued Letters of Credit pursuant to their Commitments under and as defined in the Prior Credit Agreement. The obligations of the Company and the other Credit Parties pursuant to the Prior Credit Agreement are embodied within the Prior Loan Documents and are evidenced by the Term Notes, certain working capital promissory notes, as amended and restated (the "Prior Working Capital Notes") and a certain swingline note, as amended (the "Prior Swingline Note") (the Term Notes, the Prior Working Capital Notes and the Prior Swingline Note being collectively referred to herein as the "Prior Notes") and certain guaranties of the Parent, PA Co., RT Co. and Intex, as amended (the "Prior Guaranties").

     J. As of February 27, 1998, the Company paid and satisfied the indebtedness evidenced by the Term Notes, the Term Loan Commitment terminated, the liens of the Deeds of Trust were released, Bank One acquired all of Hongkong's participating interest in the Working Capital Loan and all of Hongkong's participating interest in the Letters of Credit pursuant to the execution of a Commitment Transfer Supplement dated as of February 27, 1998.

     K. As of February 27, 1998, the Credit Parties, FANB, Hibernia and Bank One executed an Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement") whereby Bank One became a Bank party to the Amended and Restated Credit Agreement. In addition and among other things, the "Working Capital Commitments" as defined in the Prior Credit Agreement were reduced to $22,000,000 and the Credit Parties' obligations were amended and restated.

     L. The Credit Parties have requested that the Banks make certain changes to the Amended and Restated Credit Agreement including but not limited to an increase in the working capital loan facility from $22,000,000 to $25,000,000. The Banks consent to and approve the foregoing request of the Credit Parties, subject to the terms and conditions of this First Amendment.


SECTION ONE: DEFINITIONS

     1.01 Amended Definitions. The following definitions contained in Section 1 of the Amended and Restated Credit Agreement are hereby deleted and the following definitions substituted in lieu thereof:

     "Applicable Margin" shall mean, as of the date of any determination thereof, a rate per annum determined in accordance with the following pricing grid based on the Debt Coverage Ratio measured at each Fiscal Year End ("FYE") and at the end of the second quarter of each Fiscal Year ("2QTR"):

Tier      Debt Coverage Ratio measured at each FYE and         Applicable Margin
          2QTR
I         Greater than 1.80:1                                          1.25%
II        Greater than 1.55:1 but less than or equal to                1.50%
          1.80:1
III       Greater than 1.40:1 but less than or equal to                1.75%
          1.55:1
IV        Less than or equal to 1.40:1                                 2.25%

     "Borrowing Base" shall mean, as of the date of determination thereof, any amount equal to the lesser of (a) the aggregate Commitments of all Banks at such time or (b) the sum of (i) 50% of Eligible Inventory plus (ii) 75% of the net face amount of Eligible Accounts Receivables at such time minus (iii) 50% of the L/C Exposure under Trade L/Cs at such time and 100% of the L/C Exposure under Standby L/Cs at such time. "Net face amount" shall mean the face amount of such receivables less applicable credits, offsets, rebates and discounts. For purposes of determining the Borrowing Base, Eligible Inventory shall be calculated utilizing the cost value, after adjustments, as reflected on the consolidated balance sheet of the Parent and its Subsidiaries.

     "Borrowing Base Certificate" shall mean a certificate substantially in the form of Exhibit "E" attached to this First Amendment.

     "Consolidated Adjusted Operating Profit" shall mean, for any period, the consolidated Net Income of the Parent and its Subsidiaries for such period, plus, without duplication and to the extent reflected as a charge in the statement of such consolidated Net Income for such period, the sum of (i) taxes measured by income, (ii) interest expense, (iii) depreciation and amortization expense, (iv) any non-cash FASB 121 charges or any other charges which would cause the acceleration of depreciation expense provided that such amount does not exceed $500,000.00 per Fiscal Year; (v) operating lease expense; and (vi) the non-cash portion of Store closing expenses, provided that such amount does not exceed $1,925,000 per Fiscal Year.

     "Dividend  Ratio"  shall mean as of the end of each  Fiscal Year a fraction
(a) the numerator of which is Consolidated Adjusted Operating Profit and (b) the denominator of which is the sum of (i) interest expense, (ii) taxes measured by income, (iii) Capital Expenditures, (iv) payments of obligations arising with respect to Financing Leases, (v) dividends paid or proposed to be paid during the current Fiscal Year, (vi) operating lease expense and (vii) Permitted Stock Repurchase Expenses.

     "Net  Recoverable   Liquidation  Value"  shall  mean  the  net  recoverable
liquidation value of the Eligible Inventory as determined by the Inventory Valuation required to be performed pursuant to Section 7.12.

     "Working Capital Commitment" shall mean, as to any Bank, its obligation to make Working Capital Loans to the Company pursuant to subsection 2.1 in the amount not to exceed the amount set forth opposite such Bank's name set forth on
Schedule 1.2 to this First Amendment and to purchase its L/C Participation Interest in any Letters of Credit, as the same may be reduced from time to time pursuant to subsections 2.1 and 4.7, collectively, as to all the Banks, the "Working Capital Commitments".

     "Working Capital Commitment Percentage" shall mean, as to any Bank, the percentage set opposite such Bank's name under such heading on Schedule 1.2 to this First Amendment.

     1.02 New Definitions. The following definitions are hereby added to the Amended and Restated Credit Agreement:

     "Inventory   Valuation"   shall  mean  an  audit  of  the  Net  Recoverable
Liquidation Value of Eligible Inventory required to be furnished to the Agent pursuant to Section 7.12.

     "Permitted Stock Repurchase Expenses" shall mean the purchase price and all other expenses related to a stock repurchase permitted under Section 9.12 of the Amended and Restated Credit Agreement.

     1.03 Deleted Definitions. The following definitions are hereby deleted in their entirety from the Amended and Restated Credit Agreement:

                  "Annual Inventory Valuation".
                  "Second Inventory Valuation".

     1.04 "Other Terms". All capitalized terms used but not defined herein shall have the meanings provided in the Amended and Restated Credit Agreement.

SECTION TWO:               AMENDMENTS

     2.01 Amendment to Section 2.1. Section 2.1 to the Amended and Restated Credit Agreement is amended by deleting Section 2.1 in its entirety and by substituting in lieu thereof the following:

     2.01 Working Capital Commitments and Working Capital Loans. Subject to the terms and conditions hereof, each Bank severally, and not jointly, agrees to make working capital loans hereunder (individually, a "Working Capital Loan"; collectively, as to the Banks, the "Working Capital Loans") to the Company from time to time during the Working Capital Commitment Period in an aggregate principal amount at any one time outstanding not to exceed the Working Capital Commitments, as such amount may be reduced as provided herein, provided that no Working Capital Loans shall be made if, after giving effect thereto the Loan Exposure would exceed the Borrowing Base. During the Working Capital Commitment Period the Company may use the Working Capital Commitments by borrowing, prepaying the Working Capital Loans in whole or in part, and reborrowing, all in accordance with the terms and conditions hereof. The outstanding principal balances of the Working Capital Loans on the Closing Date are set forth in the certificate described in paragraph (v) of subsection 5.1. The Company represents and warrants to the Banks that the aggregate of such outstanding principal amounts do not exceed the lesser of the Working Capital Commitment as defined in the Amended and Restated Credit Agreement or the Borrowing Base as of such date.

     2.02 Amendment to Section 6. Section 6 to the Amended and Restated Credit Agreement is amended to add a new subsection 6.16 thereto as follows:

               6.16 Year 2000.

               (a) The Company has developed a plan to ensure the systems of the Company and the other Credit Parties are compliant with the requirements to process transactions in the year 2000. The majority of the information systems of the Company and the other Credit Parties are serviced by outside vendors who are in the process of completing all necessary updates to ensure they will continue to be effective in the year 2000. The Company does not currently believe it has other minor technological equipment which, if not year 2000 compliant, will have a material impact on the business operations of the Company and of the other Credit Parties.

               (b) The Company has requested from its key third-party providers certifications of year 2000 compliance. The Company expects to complete the third-party compliance certifications by the end of Fiscal Year 1998. Once this assessment is complete, the Company will begin to identify and assess the remaining risks and costs of year 2000 scenarios. Contingency plans to address unexpected year 2000 scenarios will be prepared as material risks and uncertainties are identified. The Company reasonably expects the majority of the information systems of the Company and the other Credit Parties will be year 2000 compliant by Fiscal Year 1999. The Company does not currently have an estimate of the cost to remedy non- year 2000 compliant technologies; however, the Company does not expect that the costs to achieve year 2000 compliance will be material to its consolidated financial positions or results of operations of the Company or the other Credit Parties.

               (c) The  Company  will  promptly  notify  Agent in the  event the
               Company determines that any computer application which is material to the operations of the Company, its subsidiaries, the other Credit Parties or any of its material vendors or suppliers will not be fully Year 2000 compliant on a timely basis, except to the extent that such failure could not reasonably be expected to have a material adverse effect upon the financial condition of the Company or the other Credit Parties.

     2.03 Amendment to Subsection 7.12. Subsection 7.12 to the Amended and Restated Credit Agreement is amended by deleting subsection 7.12 in its entirety and by substituting in lieu thereof the following:

               7.12 Inventory Valuation. The Agent shall have the right at any time and from time to time, to require the Company to obtain and deliver to the Agent, an audit of the Net Recoverable Liquidation Value of Eligible Inventory performed by independent auditors selected by Agent (the "Inventory Valuation"). The cost and expense of the Inventory Valuation shall be paid by the Banks unless one of the following events has occurred: (i) a Default or an Event of Default has occurred under the terms of the Amended and Restated Credit Agreement or (ii) the Debt Coverage Ratio as determined at the Fiscal Year End or at the end of the second fiscal quarter of the Company is equal to 1.55 to 1.0 or less. In such event, up to $20,000 of the expense of the Inventory Valuation Audit shall be paid by the Company and any expense in excess of $20,000 shall be paid by the Banks.

     2.04 Amendment to Subsection 9.12. Subsection 9.12 to the Amended and Restated Credit Agreement is amended by deleting subsection 9.12 in its entirety and by substituting in lieu thereof the following:

               9.12 Limitation on Dividends/Stock Repurchase. Declare any cash dividends on any shares of any class of stock of the Credit Parties or make any payment on account of, or set apart assets for a sinking or other analogous fund for the purchase, redemption, retirement or other acquisition of any shares of any class of stock of the Credit Parties, whether now or hereafter outstanding, or make any other distribution in respect thereof, either directly or indirectly, whether in cash or property or in obligations of the Credit Parties, except that the Company or the Parent may declare dividends on any Class or series of stock of the Company or the Parent, and the Parent may repurchase up to the lesser of $5,000,000 or ten percent (10%) of its outstanding stock provided that, in either event, no Default or Event of Default exists and the Dividend Ratio for such Fiscal Year exceeds 1.05 to 1.0.

SECTION THREE:             CONDITIONS PRECEDENT.


     3.01 Conditions to the Execution of the First Amendment. The obligation of the Banks to enter into the First Amendment shall be subject to the following conditions to the satisfaction of the Agent:

     (a) First Amendment. Each Bank shall have received an original of the First Amendment duly executed by a duly authorized officer of each of the Credit Parties.

     (b) Third Amended and Restated Working Capital Notes. Each Bank shall have received an original of a Third Amended and Restated Working Capital Note reflecting, among other things, the increased Working Capital Commitment of each Bank duly executed by a duly authorized officer of the Company and in form and substance satisfactory to the Banks.

     (c) Third Amended and Restated Guaranty Agreement. Each Bank shall have received an original of a Third Amended and Restated Guaranty Agreement from each of the Parent, PA Co., RT Co. and Intex reflecting among other things, the increased amounts being guaranteed by said parties due to the increase in the Working Capital Commitments duly executed by a duly authorized officer of each such Credit Party and in form and substance satisfactory to the Banks.

     (d) Second Amended and Restated Assignment and Security Agreement. Each Bank shall have received an original of a Second Amended and Restated Assignment and Security Agreement from each of Intex, PA Co., RT Co. and the Company reflecting, among other things, the increased amounts being secured due to the increase in the Working Capital Commitments duly executed by a duly authorized officer of each such Credit Party and in form and substance satisfactory to the Banks.

     (e) Second Amended and Restated Pledge and Security Agreement. Each Bank shall have received an original of a Second Amended and Restated Pledge and Security Agreement from each of the Parent, PA Co. and RT Co. reflecting, among other things, the increased amounts being secured thereby due to the increase in the Working Capital Commitments duly executed by a duly authorized officer of each such Credit Party and in form and substance satisfactory to the Banks.

     (f) No Default or Event of Default. No Default or Event of Default shall have occurred and be continuing on the date of the First Amendment. No Event of Default (or condition which would constitute an Event of Default with the giving of notice, the lapse of time, or both) under material (in the reasonable opinion of the Company and the Agent) contracts of the Credit Parties such as, but not limited to, agreements with respect to capital stock, financing documents and lease agreements shall have occurred and be continuing on the date of the First Amendment.

     (g) Amendment Fee. Agent shall have received an amendment fee of $30,000.00 which shall be distributed on an equal basis to the Banks by Agent.

     (h) Legal Opinion of Counsel to the Credit Parties. Each Bank shall have received a counterpart of an opinion, dated the date of the First Amendment, of Waring Cox, PLC, counsel to the Credit Parties, in form and substance satisfactory to Banks.

     (i) Corporate Proceedings. Each Bank shall have received an execution copy of the resolutions of the Boards of Directors of the applicable Credit Parties authorizing the execution, delivery and performance of the First Amendment certified by the Secretary or Assistant Secretary of the relevant Credit Parties as of the date of the First Amendment, which certificate shall state that the resolutions thereby certified have not been amended, modified, revoked or rescinded as of the date of the First Amendment.

     (j) Representations and Warranties. The representations, warranties and disclosures made by the Credit Parties in the Amended and Restated Agreement, as amended by the First Amendment, or in any Basic Document or made by any of the Credit Parties in any certificate, document or financial or other statement furnished in connection herewith or therewith, shall be true and correct in all material respects on and as of the date of the First Amendment with the same effect as if made on such date.

     (k) UCC Searches. The Agent shall have received the results of recent UCC financing statement searches of the Tennessee Secretary of State and the California Secretary of State and the results of such searches shall reveal no Liens on assets of the Credit Parties in those jurisdictions except for Permitted Liens and other Liens approved by the Banks.

     (l) Good Standing Certificates. Agent shall have received copies of certificates dated as of a recent date as to the existence and/or good standing of the following: (i) the Company in Delaware and Tennessee; (ii) the Parent in Tennessee; (iii) PA Co. in Tennessee; (iv) RT Co. in California and (v) Intex in Tennessee.

     (m) UCC Filings. Agent shall have received UCC financing statement amendments duly executed by a duly authorized officer of each Credit Party to be filed with the Tennessee Secretary of State and the Delaware Secretary of State and any other jurisdiction in which the chief executive officer of a Credit Party is located and the Agent shall have received evidence that all necessary filing fees and all taxes and other expenses related to such filings have been paid in full.

     (n) Second Amended and Restated Security Agreement. Each Bank shall have received an original of a Second Amended and Restated Security Agreement from each of RT Co., PA Co., Intex and the Company reflecting among other things, a new Schedule II thereto which identifies all Trademarks (as defined therein) which secure the Obligations (as defined therein).


SECTION FOUR:  REPRESENTATIONS AND WARRANTIES.

         4.01  Entity Existence; Compliance with Law.

     (a) Each of the corporate Credit Parties (i) is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, (ii) has the corporate power and authority and the legal right to own or lease and operate its property, and to conduct the business in which it is currently engaged, (iii) is duly qualified as a foreign corporation and in good standing under the laws of each jurisdiction where failure so to qualify and remain in good standing would materially and adversely affect its ability to own or lease and operate its property or to conduct the business in which it is currently engaged or intends to engage in the future and (iv) is in compliance with all Requirements of Law, except where non-compliance would not have material adverse effect on the business, operations, assets or financial conditions of each such Credit Party.

     (b) Intex (i) is duly organized, validly existing and in good standing under the laws of Tennessee, (ii) has the partnership power and authority and the legal right to own or lease and operate its property, and to conduct the business in which it is currently engaged, (iii) is duly qualified as a foreign limited partnership and in good standing under the laws of each jurisdiction where failure so to qualify and remain in good standing would materially and adversely affect its ability to own or lease and operate its property or to conduct the business in which it is currently engaged or intends to engage in the future and (iv) is in compliance with all Requirements of Law, except where non-compliance would not have material adverse effect on the business, operations, assets or financial conditions of Intex.

         4.02  Entity Power; Authorization; Enforceable Obligations.

     (a) Each of the corporate Credit Parties has the corporate power and authority, and Intex has the partnership power and authority, to make, deliver and perform all of its respective obligations in connection with the Amended and Restated Credit Agreement as amended by the First Amendment; each corporate Credit Party has taken all necessary corporate action, and Intex has taken all necessary partnership action, to authorize the execution, delivery and performance of the First Amendment. No consent or authorization of, filing with, or other act by or in respect of, any other Person is required in connection with the execution, delivery or performance by each of the Credit Parties or the validity of or enforceability against each of the Credit Parties, of the First Amendment (except such filings as are necessary in connection with perfection of the Liens created by such documents, which filings have been duly made and/or obtained and are in full force and effect). The First Amendment has been duly executed and delivered on behalf of each such Credit Party. The First Amendment constitutes a legal, valid and binding obligation of each Credit Party, enforceable against each such Credit Party in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency, moratorium or other similar laws affecting creditors' rights generally, and except as enforceability may be limited by general principles of equity (whether considered in a suit at law or in equity).

     4.03 No Legal Bar. The execution, delivery and performance by each of the Credit Parties of the First Amendment do not and will not violate any Requirement of Law or any Contractual Obligation applicable to or binding upon the Credit Parties or any of their properties or assets, except where noncompliance would not have a material effect on the business, operations, property, assets or financial condition of the Credit Parties taken as a whole and will not result in the creation or imposition of any Lien on any such properties or assets pursuant to the provisions of any Requirement of Law or any Contractual Obligations other than the Lien of the Security Documents.

     4.04 No Default. None of the Credit Parties is in default in the payment or performance of any of its Contractual Obligations in any respect that is material to the Credit Parties, and no Default or Event of Default has occurred and is continuing. None of the Credit Parties is in default in any respect that is material to it under any order, award or decree of any Governmental Authority or arbitrator binding upon or affecting it or by which any of its properties or assets may be bound or affected.


SECTION FIVE:  MISCELLANEOUS.

     5.01 Governing Law; No Third-Party Rights. THIS FIRST AMENDMENT AND THE RIGHTS AND DUTIES OF THE PARTIES UNDER THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TENNESSEE.

     5.02 Counterparts. This First Amendment may be executed by one or more of the parties to this First Amendment on any number of separate counterparts, and all of said counterparts taken together shall be deemed to constitute one and the same instrument.

     5.03 No Other Amendments. All other terms and provisions of the Amended and Restated Credit Agreement not modified or amended hereby shall remain in full force and effect.

     IN WITNESS WHEREOF, the parties have executed this First Amendment to Amended and Restated Credit Agreement as of the day and year first above written.

                     CATHERINES, INC.

                     By:________________________________
                        David C. Forell
                        Executive Vice President



                     CATHERINES STORES CORPORATION

                     By:________________________________
                        David C. Forell
                        Executive Vice President



                     CATHERINES OF PENNSYLVANIA, INC.

                     By:________________________________
                        David C. Forell
                        Executive Vice-President

                     CATHERINES OF CALIFORNIA, INC.

                     By:________________________________
                        David C. Forell
                        Executive Vice-President


                     CATHERINES PARTNERS, L.P.

                     By:  CATHERINES, INC., its general
                              partner

                     By: __________________________
                         David C. Forell
                         Executive Vice President


                     FIRST AMERICAN NATIONAL BANK, individually and as Agent

                     By:________________________________

                     Title:_____________________________

                     HIBERNIA NATIONAL BANK

                     By:________________________________

                     Title:_____________________________



                     BANK ONE, N.A.


                     By:________________________________

                     Title:_____________________________

                                  SCHEDULE 1.2

                                   Commitments


                            Working                   Swingline
                Working     Capital       Swingline    Loan
                Capital     Commitment    Loan        Commitment
Bank            Commitment  Percentage    Commitment  Percentage   Commitment

First American
National Bank   $ 7,955,000   31.82%      $3,000,000     100%      $10,955,000

Hibernia
National Bank   $ 8,522,500   34.09%          -0-         -0-      $ 8,522,500

Bank One, N.A.  $ 8,522,500   34.09%          -0-         -0-      $ 8,522,500

                                                                    Exhibit 11.1

The computation of weighted average number of common shares outstanding is as follows:



                                           Year          Year          Year
                                           ended         ended         ended
                                          January 30,   January 31,  February 1,
                                            1999          1998          1997
                                          -------       --------       -------
Weighted average
  common shares outstanding                7,258,610     7,212,655     7,479,976

Common stock equivalents -
  shares  issuable under the
  1994 Omnibus Incentive Plan,
  the 1992 Nonqualified Stock
  Option Plan, and the 1990
  Performance Units Plan                     148,637        70,660        90,812
                                           ---------     ---------     ---------

Total Weighted Average
  Common Shares Outstanding                7,407,247     7,283,315     7,570,788
                                           =========     =========     =========


The Company repurchased 85,000 shares in fiscal year 1998 and 509,500 shares in fiscal 1996 reducing the weighted average common shares outstanding.

TABLE OF CONTENTS                                                     Exhibit 13



Letter to Shareholders

Management's Discussion and Analysis of
  Financial Condition and Results of Operations

Financial Statements

Selected Financial Data

Market Price Information

Directors and Officers

Shareholder Information

Catherines Stores Corporation is a leading specialty retailer of women's large-size clothing and accessories, operating 432 stores in 40 states and the District of Columbia. The Company operates four store concepts: Catherine's (214 stores), Added Dimensions (79 stores), PS Plus Sizes (111 stores) and The Answer (28 stores), each offering a unique merchandising concept to the large-size customer.

TO OUR SHAREHOLDERS:

     Catherines Stores Corporation's fiscal 1998 net sales were a record $295.3 million, a 6.5% increase over the prior year. Comparable stores' sales increased 8.9% for the year. The momentum in comparable stores' sales began in early 1997 and as of the end of fiscal 1998, we have experienced 20 consecutive months of comparable stores' sales increases.

     The Company achieved a record net income of $7,627,000, or $1.03 per common share, in 1998 as compared to net income of $44,000, or $0.01 per share, in 1997. Our earnings before interest, taxes, depreciation, amortization and store charges for fiscal 1998 were approximately $22.7 million, a 50% improvement over fiscal 1997.

     The Company achieved record sales and profits in fiscal 1998 through comparable stores' sales growth, improved merchandise margins and continued expense control. Merchandise margins increased by 106 basis points from 1997 and buying and occupancy costs as a percentage of sales decreased by 121 basis points. Selling, general and administrative expenses also decreased as a percentage of sales from 27.2% in 1997 to 26.8% in 1998.

     The improved sales performance resulted from programs undertaken in response to consumer research. In late 1996 and early 1997, we formed a consumer advisory board, conducted focus groups in four cities and mailed an extensive customer survey. In response to this survey, we changed our pricing strategy in dresses by emphasizing key price points, implemented higher-priced suit programs and changed our merchandise assortments to emphasize more casual career looks. We also developed and introduced the Body Basics program to meet our customers' needs, as identified through our customer surveys, to find more flattering fashions. Through this program, all store and merchandising staff have been trained to identify the five basic body shapes and to select fashions that flatter each of those shapes. This program allows our sales associates to better serve our customers and allows our merchants to improve their merchandise selection. Our promotional strategy has also changed. Newspaper advertisements have been virtually eliminated in favor of direct mailings to our customers.

     The Company closed 14 stores in 1998. The store closing costs and write-off of closed store assets were approximately $507,000 before taxes and reduced our diluted net income per common share by $0.04. Charges to close 20 stores and charges to reserve the costs to close an additional 30 stores in fiscal 1997 reduced last year's net income per share by $0.34. Before these charges, net income per share was $1.07 in fiscal 1998 compared to $0.35 per share in the prior year.

     During fiscal 1998, the Company opened 3 new stores and remodeled, relocated or expanded 27 stores. Total capital expenditures for the year were $7.6 million. In addition, the Company replaced and obtained certain computer equipment. The cost of this equipment, approximately $1.1 million, was financed by capital leases.

     Our plans for 1999 are to open 10 to 12 new stores and to relocate, remodel or expand approximately 43 stores at an estimated cost of $6.8 million. An additional $1.2 million is planned for fixtures and leasehold improvements in other stores. Total capital expenditures for fiscal 1999 are expected to be $9.9 million.

     In February 1998, we mortgaged our real property in Memphis, Tennessee. The $6.9 million mortgage loan has a seven-year term with payments based on a 20-year amortization. The proceeds of the mortgage loan were used to retire our bank term loan and to reduce the outstanding balance on our Revolving Credit Agreement.

     The Revolving Credit Agreement was amended in January 1999. The amendment increased the total availability from $25 million to $28 million, including the swing line of credit, and amended the interest rate to fluctuate based on the Company's debt coverage ratio. Based on the Company's current performance, this will reduce our interest rate by 100 basis points. The amendment also allowed the Company to repurchase the lesser of $5 million or 10% of the Company's outstanding common stock, which had been approved by the Company's Board of Directors. As of March 31, 1999, 390,600 shares of common stock had been repurchased.

     In March 1999, we announced the addition of Ms. Diane Missel to our merchandising management team. Ms. Missel will replace Mr. Stanley Grossman as the Executive Vice President of Merchandising. Ms. Missel has an extensive retailing background. Most recently, she was the President and Chief Operating Officer of Maurices. In addition, Ms. Missel has held executive positions at Cato Corporation and US Shoe Specialty Retailing. Mr. Grossman plans to retire from the Company during fiscal 1999.

     Management's data processing strategy is to rely on third-parties to provide software that is modified by the third-party to meet the Company's data processing and information technology requirements. These third-parties have acknowledged their responsibility to make the software provided to the Company year 2000 compliant.

     As we look forward to 1999, we expect that the changes made in our merchandising organization and the introduction of our innovative Body Basics program will allow us to sustain our current momentum. We appreciate the support of all of our vendors and shareholders as we move the Company toward the new millennium.

Bernard J. Wein
President and Chief Executive Officer

Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This outlook contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations that are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements. Such factors include, but are not limited to, the following: Year 2000 information systems issues; general economic conditions; competitive factors and pricing pressures; the Company's ability to predict fashion trends; consumer apparel buying patterns; adverse weather conditions and inventory risks due to shifts in market demand. The Company does not undertake to publicly update or revise the forward-looking statements even if experience or future changes make it clear that the projected results expressed or implied therein will not be realized.

Overview

     The Company's net income for the year ended January 30, 1999 ("1998") was $7,627,000 compared to $44,000 in the year ended January 31, 1998 ("1997") and $1,286,000 in the year ended February 1, 1997 ("1996"). Comparable stores' sales increased 8.9% in 1998, increased 3.1% in 1997 and decreased 5.3% in 1996. Operating income margins were 4.6%, 0.7% and 1.3% in 1998, 1997 and 1996, respectively.

     Operating income before write-down of store assets and store closing costs was $13,943,000 in 1998, $5,589,000 in 1997 and $4,369,000 in 1996. As a
percentage of net sales, operating income before write-down of store assets and store closing costs was 4.7%, 2.0% and 1.7% for 1998, 1997 and 1996, respectively. Cash provided by operating activities was $19,859,000 in 1998, $12,297,000 in 1997 and $8,363,000 in 1996.

     In late 1997, the Company accrued the costs, primarily lease termination costs, to close 30 stores upon lease termination or settlement with the landlord. Throughout 1998, management evaluated each store's financial performance. Based on these evaluations, management added 10 underperforming stores to the store closing plan and removed 11 stores from the store closing plan based on their improved profitability. The total number of stores closed in 1998 under the store closing plan was 14. Management anticipates closing the remaining 15 stores upon lease termination or through settlement with the landlord.

     The following table reflects the pre-tax charges incurred by the Company during the three fiscal years ended January 30, 1999 for the write-down of store assets and store closing costs.

                                     1998              1997             1996
                                     ----              ----             ----

Write-down of impaired assets       $47,000           $565,000         $944,000

Asset write-downs and costs
  incurred to close stores          315,000           1,158,000        12,000

Estimated costs of future
  store closings                    595,000           1,942,000            0

Reserves no longer required         (450,000)               0              0
                                    ---------               -              -

  Total                             $507,000          $3,665,000       $956,000
                                    ========          ==========       ========

Diluted net income per common
  share, as reported                   $1.03             $0.01            $0.17
                                       =====             =====            =====

Diluted net income per common
  share, excluding above costs        $1.07             $0.35             $0.24
                                      =====             =====             =====

     The Company has a contract, which expires in the year 2000 unless renewed, to sell to a third-party, without recourse, accounts receivable created by its private label credit card. The third-party provides all authorization, billing and collection services for these accounts. At the end of the term, the Company can repurchase the receivables at face value.

Results of Operations

     The following table sets forth income statement data, expressed as a percentage of net sales, for 1998, 1997 and 1996:

                                                    1998        1997       1996
                                                    -----      -----      -----

Net sales                                           100.0%     100.0%     100.0%
Cost of sales, including buying
  and occupancy costs                                68.1       70.4       70.3
                                                    -----      -----      -----
Gross margin                                         31.9       29.6       29.7
Selling, general and administrative
  expenses                                           26.8       27.2       27.6
Amortization of intangible assets                     0.4        0.4        0.4
                                                    -----      -----      -----
Operating income before write-down of
  store assets and store closing costs                4.7        2.0        1.7
Write-down of store assets and store
  closing costs                                       0.2        1.3        0.4
                                                    -----      -----      -----
Operating income                                      4.5        0.7        1.3
Interest, net                                         0.2        0.5        0.4
                                                    -----      -----      -----
Income before income taxes                            4.3        0.2        0.9
Provision for income taxes                            1.7        0.2        0.4
                                                    -----      -----      -----
Net income                                            2.6%       0.0%       0.5%
                                                    =====      =====      =====

1998 Compared to 1997

     Net sales increased 6.5% to $295,278,000 in 1998 from $277,152,000 in 1997.
Comparable stores' sales increased 8.9% due to increases in the number of saleschecks generated, units sold and the average number of units per salescheck, offset by a slight decrease in the average price per unit.

     Gross margin, after buying and occupancy costs, increased as a percentage of sales to 31.9% in 1998 from 29.6% in 1997. The increase is attributable to an increase in merchandise margins and a decrease in buying and occupancy costs. Merchandise margins as a percentage of sales increased by 106 basis points. This increase was primarily attributable to a decrease in merchandise markdowns and an increase in merchandise markups. The decrease in buying and occupancy costs is due primarily to a reduction in the number of stores operated during 1998 versus 1997.

     Selling, general and administrative expenses increased to $79,100,000 in 1998 from $75,432,000 in 1997. This increase was primarily attributable to incentive compensation earned based on the increase in operating income and consulting services incurred to re-engineer the merchandise assortment and planning and distribution functions. As a percentage of sales, selling, general and administrative expenses decreased from 27.2% in 1997 to 26.8% in 1998 as the Company was successful in leveraging its fixed costs over the higher net sales.

     As described in the comparison of 1997 to 1996 results, in 1997, the Company incurred $3,665,000 to write-down impaired assets for 7 stores, close 20 stores and provide for the costs to close an additional 30 stores.

     Throughout 1998, management evaluated each store's financial performance. Based on these evaluations, management added 10 underperforming stores to the store closing plan and revised its estimates on existing stores at a cost of approximately $595,000 and removed 11 stores from the store closing plan based on their improved profitability. The reserves no longer needed for these 11 stores were approximately $450,000. The Company closed 14 stores in 1998 at a cost of approximately $315,000 and wrote-down approximately $47,000 related to impaired assets. Management anticipates closing the remaining 15 stores upon lease termination or through settlement with the landlord.

     Interest expense decreased to $737,000 in 1998 from $1,295,000 in 1997 as a result of lower working capital borrowings.

     The effective tax rate for 1998 was 39.9% compared to 93.0% in 1997. The rate is primarily impacted by non-tax deductible goodwill amortization, certain non-tax deductible business expenses and state income taxes.

     Diluted net income per common share rose to $1.03 in 1998 compared to $0.01 in 1997. Before the write-down of store assets and store closing costs, diluted net income per common share would have been $1.07 compared to $0.35 in 1997.

1997 Compared to 1996

     Net sales increased 3.4% to $277,152,000 in 1997 from $268,002,000 in 1996.
Comparable stores' sales increased 3.1% due to increases in the number of saleschecks generated, units sold and average unit price, offset by a decrease in the average number of units per salescheck.

     Gross margin, after buying and occupancy costs, decreased as a percentage of sales to 29.6% in 1997 from 29.7% in 1996. The decrease is primarily attributable to a decrease in merchandise margins, and an increase in buying and occupancy costs. Merchandise margins as a percentage of sales decreased by 9 basis points. This decrease was primarily attributable to an increase in merchandise markdowns, offset by a decrease in merchandise shrinkage. Buying and occupancy costs as a percentage of sales increased by 3 basis points.

     Selling, general and administrative expenses increased to $75,432,000 in 1997 from $73,945,000 in 1996. This increase was primarily attributable to corporate and store management bonuses earned based on the increase in operating income before the write-down of store assets and store closing costs and the outsourcing of computer network maintenance. These costs were partially offset by reduced advertising costs and a reduction in new store opening costs. As a percentage of sales, selling, general and administrative expenses decreased from 27.6% in 1996 to 27.2% in 1997. Average selling, general and administrative costs per store remained relatively flat as compared to 1996.

     The Company wrote-down, to estimated fair market value, unamortized goodwill, leasehold improvements, and furniture and fixtures related to 7 underperforming locations in 1997 and 14 underperforming locations in 1996 whose carrying values were impaired. These non-cash costs were approximately $565,000 in 1997 and $944,000 in 1996. In addition, during 1997 the Company incurred costs of approximately $1,158,000 for asset write-downs and other expenses related to the closing of 20 stores. The Company also expensed approximately $1,942,000 for asset write-downs and other costs expected to be incurred pursuant to a plan to close an additional 30 stores.

     Amortization of intangibles decreased to $1,037,000 in 1997 from $1,168,000 in 1996 because certain intangibles were fully amortized in 1997. Interest expense increased to $1,295,000 in 1997 from $1,127,000 in 1996 as a result of increased borrowings under the credit facility and increased capital lease interest expense.

     The effective tax rate for 1997 was 93.0% compared to 43.7% in 1996. The rate is primarily impacted by non-tax deductible goodwill amortization, certain non-tax deductible business expenses and state income taxes.

Liquidity and Capital Resources

Cash from Operations

     Historically, the Company's primary sources of liquidity have been cash flow from operations and borrowings under its bank credit agreement.

      For the past three fiscal years, cash flows from operations were as follows:

                                                   1998        1997        1996
                                                   ----        ----        ----
(Dollars in thousands)
Net income                                      $ 7,627     $    44     $ 1,286
Depreciation and amortization                     8,724       9,505       8,558
Other non-cash charges,
  including the write-down
  of store assets and store
  closing costs                                     797       2,120         (82)
Changes in current assets and
  liabilities                                     2,711         628      (1,399)
                                                -------     -------     -------
Cash provided by operating activities           $19,859     $12,297     $ 8,363
                                                =======     =======     =======

     For fiscal 1998 compared to 1997, cash provided by operating activities increased primarily due to the increase in operating income before the write-down of store assets and store closing costs, and reductions in working capital. For fiscal 1997 compared to 1996, cash provided by operating activities increased primarily due to the increase in operating income before the write-down of store assets and store closing costs, which increased 27.9% over 1996. Also contributing to the 1997 increase in cash provided by operations was an increase in depreciation and amortization charges of approximately $947,000.

Banking Arrangements

     On February 27, 1998, the Company entered into a new mortgage financing agreement and extended its existing bank credit agreement. The new mortgage financing agreement provides a $6,919,000 mortgage facility with a seven-year term and a 20-year amortization period. The interest rate on the mortgage note is fixed at 7.5%. The note is secured by the land and buildings at the Company's corporate office. Proceeds from the mortgage note were used to repay the Company's outstanding term loan and to reduce amounts outstanding under the existing working capital facility.

     The existing bank credit agreement was amended to reduce the amount available from $25,000,000 to $22,000,000 and to increase the interest rate to the agent bank's prime rate or LIBOR plus 2 1/4%, at the Company's option. This facility continued to provide a swing line of credit of $3,000,000 with the Company's agent bank. The agreement is secured by substantially all of the Company's assets, with the exception of inventory and the assets securing the mortgage note mentioned above. Amounts available under the new agreement are based on the amounts of the Company's inventories and receivables. The working capital facility can also be used to fund letters of credit. The working capital facility requires an annual commitment fee of 1/2 of 1% of the average daily unused commitment. The weighted average interest rate on borrowings was 7.8% for the fiscal year ended January 30, 1999. The bank credit agreement expires June 30, 2001.

     On January 12, 1999, the bank credit agreement was amended to increase the amount available from $22,000,000 to $25,000,000 and to decrease the limitation on repurchases of the Company's common stock. This facility continues to provide a swing line of credit of $3,000,000 with the Company's agent bank. In addition, the interest rate was amended to fluctuate based on the Company's debt coverage ratio. The interest rate under the new agreement will range from LIBOR plus 1 1/4% to LIBOR plus 2 1/4%, or the agent bank's prime rate, at the Company's option. Based on the formula in the agreement, the Company's current borrowing cost would be LIBOR plus 1 1/4% or the agent bank's prime rate.

     Prior to February 27, 1998, the Company's bank credit agreement provided a $5,000,000 term loan and a working capital facility of $25,000,000, secured by substantially all of the Company's assets, except domestic inventory. This facility also provided for a swing line of credit of $3,000,000 with the Company's agent bank. The interest rate was either the bank's prime rate or LIBOR plus 1 1/4%, at the Company's option. The weighted average interest rate on borrowings was 7.2% for the fiscal year ended January 31, 1998. The working capital facility could also be used to fund letters of credit. The working capital facility required an annual commitment fee of 1/2 of 1% of the average daily unused commitment. Term loan repayments were $250,000 per quarter.

     At January 30, 1999, the Company had approximately $24,900,000 combined availability under its working capital and swing line facilities, after considering outstanding letters of credit of approximately $2,800,000. The Company's peak borrowing under the working capital and swing line facilities during 1998, including outstanding letters of credit, was $10,773,000 in February 1998. In 1997 and 1996, the peak borrowings were $24,936,000 in October 1997 and $23,157,000 in November 1996, respectively.

     The Company had approximately $9,432,000 of invested cash at January 30, 1999. At January 31, 1998, the Company had no invested cash.

     The Company believes that its internally generated cash flow, together with borrowings under the bank credit agreement, will be adequate to finance the Company's operating requirements, debt repayments and capital needs during the foreseeable future. Any material shortfalls in operating cash flow could require management to seek alternative sources of financing or to reduce the number of stores that the Company expects to open, relocate or remodel.

Capital Expenditures

     The Company's capital expenditures, other than those funded by capital leases, were approximately $7,559,000 in 1998, $4,438,000 in 1997 and $10,780,000 in 1996. The majority of capital expenditures were for fixtures, equipment and leasehold improvements for new, relocated and remodeled stores. The Company opened 3 new stores in 1998, 6 new stores in 1997 and 34 new stores in 1996. Underperforming stores are closed upon lease termination, or earlier if possible. The Company closed 14 stores in 1998, 20 stores in 1997 and 9 stores in 1996.

     The Company has a strategy of leasing computer equipment to provide financial flexibility and to manage technological obsolescence. During 1998, the Company, through its master capital lease agreements, financed the purchase of certain computer equipment. The discounted present value of the additional rental payments was $1,138,000. The total present value of all capital leases entered into by the Company as of January 30, 1999 was approximately $4,549,000. At the end of the initial term of the leases, the Company has the option to purchase the equipment at fair market value or $1 in the case of store point-of-sale computers, renew the leases or return the equipment.

     Some of the capital lease agreements require the Company to maintain certain financial ratios, minimum levels of net worth and working capital. Additionally, some of the capital lease agreements restrict future liens and indebtedness, sales of assets and dividend payments. These covenants are similar to the bank credit agreement.

     In 1999, the Company expects to open between 10 and 12 new stores and to relocate, remodel or expand approximately 43 current locations. Fiscal 1999 capital expenditures are expected to be between $9,000,000 and $10,000,000.

Working Capital

     The Company's working capital, current ratio, and ratio of sales to average working capital at the end of the last three fiscal years were as follows:

                                         1998              1997          1996
                                         ----              ----          ----
(Dollars in thousands)
Working capital                        $  28,502      $  22,567      $  22,209
Current ratio                                1.7            1.6            1.5
Ratio of sales to average
  working capital                           11.6           12.4           12.3

     The Company funds inventory purchases through cash flows from operations and borrowings under the bank credit agreement. The Company has also established favorable payment terms with its vendors.

Common Stock Repurchases

     In connection with the bank credit agreement amendment, the bank reduced the restriction on common stock repurchases. The new agreement allows for the repurchase of the lesser of $5,000,000 or 10% of the Company's outstanding common stock. In 1998, the Company's Board of Directors approved the repurchase of the Company's outstanding common stock, up to the maximum amount allowable by the bank credit agreement. During fiscal 1998, the Company repurchased 85,000 of its outstanding common shares through open-market purchases at approximately $8.62 per common share, or approximately $733,000. The share purchases were paid for with available cash on-hand.

     During fiscal year 1996, the Company, with the approval of its Board of Directors, repurchased approximately $3,736,000, or 509,500 common shares, of its outstanding common stock through open-market purchases at approximately $7.33 per common share. The share repurchases were financed with borrowings under the bank credit agreement.

Year 2000 Compliance

     The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000. The majority of the Company's information systems are provided and serviced by outside vendors who are in the process of completing all necessary updates to ensure they will continue to be effective in the year 2000. Management currently believes that any other minor technological equipment, if not year 2000 compliant, will not have a material impact on the Company's business operations.

     The Company has requested from its key third-party providers certifications of year 2000 compliance. The Company is developing plans to test the systems where the third-party responded as being compliant by December 31, 1999. Contingency plans to address unexpected year 2000 scenarios will be developed to address the material risks and uncertainties for those third-parties who either do not respond or who responded that they will not be compliant. The Company expects the majority of its information systems to be year 2000 compliant by 2000; however, no assurances can be given that the efforts by the Company and its providers will be successful. The Company does not currently estimate that the cost to remedy year 2000 noncompliant technologies will be significant.

Market Risk of Financial Instruments

     The Company uses financial instruments, primarily fixed and variable rate debt, to finance operations for capital expenditures and for general corporate purposes. The Company's exposure to market risk for changes in interest rates relates primarily to its short- and long-term debt obligations. The Company also has short-term liquid investments which it places with major financial institutions while limiting exposure to any one issuer. The Company does not use derivative financial instruments or engage in trading activities.

     The table below summarizes the principal cash flows of the Company's financial instruments outstanding at January 30, 1999, categorized by type of instrument and by year of maturity.

(Dollars in thousands)                                                                                                        Fair
Fiscal Years                             1999           2000         2001          2002          2003        Thereafter      Value
                                        -------       -------       -------       -------       -------       -------       -------
Cash and cash
 equivalents -
Commercial paper
  and demand
  deposit
  accounts                               $11,561       $     0       $     0       $     0       $     0       $     0       $11,561

Long-Term Debt -
Mortgage note,
  interest at
  7.5%, due
  March 2005                                 162           174           188           202           218         5,841         6,705
Capital lease
  obligations,
  weighted average
  interest rate
  of 8.5%                                  1,654         1,243         1,090           550            12             0         4,549



Inflation

     Inflation has had only a minor effect on the Company's results of operations and its internal sources of liquidity and working capital.

Seasonality

     Unlike many other apparel retailers, the Company historically has realized a larger percentage of its operating income in the first half of the fiscal year, with the fourth quarter generally creating an operating loss or being marginally profitable. Higher margins are generated during the Easter and Mother's Day seasons due to lower promotional and clearance markdowns. The Company's fourth quarter results are generally caused by price competition from other retailers, higher promotional costs and a shift to lower margin items in the mix of merchandise sold.


Catherines Stores Corporation and Subsidiaries
Consolidated Balance Sheets                             January 30,      January 31,
                                                          1999              1998

ASSETS
Current Assets:
Cash and cash equivalents                           $  11,561,223    $   3,089,290
Receivables                                             2,457,333        2,580,025
Merchandise inventory                                  50,355,267       48,310,215
Prepaid expenses and other                              3,398,562        4,044,144
Deferred income taxes                                   4,203,000        3,908,000
                                                    -------------    -------------
Total current assets                                   71,975,385       61,931,674
                                                    -------------    -------------

Property and Equipment, at cost:
Land                                                      500,000          500,000
Buildings and leasehold improvements                   25,751,524       23,213,674
Fixtures and equipment                                 31,910,633       28,573,919
Equipment under capital leases                         13,588,016       13,356,177
Improvements in process                                 2,644,496          830,144
                                                       ----------       ----------
                                                       74,394,669       66,473,914
Less accumulated depreciation and amortization        (39,410,261)     (32,398,729)
                                                    -------------    -------------
                                                       34,984,408       34,075,185
                                                    -------------    -------------

Other Assets and Deferred Charges, net of
  accumulated amortization of
  $1,997,082 and $1,716,072                             2,290,022        2,506,096
Goodwill, net of accumulated amortization of
  $5,534,646 and $4,886,858                            21,871,164       22,739,081
                                                    -------------    -------------
                                                    $ 131,120,979    $ 121,252,036
                                                    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                    $  22,310,110    $  21,761,405
Accrued expenses                                       19,347,208       14,750,159
Current maturities of long-term bank
  and other debt                                        1,816,119        2,853,585
                                                    -------------    -------------
Total current liabilities                              43,473,437       39,365,149
                                                    -------------    -------------

Long-Term Bank and Other Debt,
  less current maturities                               9,517,067       10,788,920
Deferred Income Taxes                                     378,000          969,000
Commitments and Contingencies (Notes 2, 7, and 9)
Stockholders' Equity:
Preferred stock, $.01 par value, 1,000,000
  shares authorized, none issued                             --               --
Common stock, $.01 par value, 50,000,000 shares
  authorized, 7,279,949 and 7,231,070 shares
  issued and outstanding                                   72,800           72,311
Additional paid-in capital                             46,525,187       46,529,424
Retained earnings                                      31,154,488       23,527,232
                                                       ----------       ----------
                                                       77,752,475       70,128,967
                                                       ----------       ----------
                                                    $ 131,120,979    $ 121,252,036
                                                      ===========      ===========



The accompanying notes are an integral part of these balance sheets.

Catherines Stores Corporation and Subsidiaries
Consolidated Statements of Income

                                 January 30,    January 31,     February 1,
Years Ended                        1999           1998            1997
                                   ----           ----            ----

Net sales                      $295,278,011   $277,152,476   $268,001,571

Cost of sales, including
  buying and occupancy costs    201,188,781    195,093,555    188,520,002
                               ------------   ------------   ------------

Gross margin                     94,089,230     82,058,921     79,481,569

Selling, general and
  administrative expenses        79,099,690     75,432,159     73,944,644

Amortization of intangible
  assets                          1,046,193      1,037,363      1,167,700
                               ------------   ------------   ------------

Operating income before
  write-down of store assets
  and store closing costs        13,943,347      5,589,399      4,369,225

Write-down of store assets
  and store closing costs           506,792      3,665,478        956,231
                               ------------   ------------   ------------

Operating income                 13,436,555      1,923,921      3,412,994

Interest and other, net             737,299      1,295,224      1,127,020
                               ------------   ------------   ------------

Income before income taxes       12,699,256        628,697      2,285,974

Provision for income taxes        5,072,000        585,000      1,000,000
                               ------------   ------------   ------------

Net income                     $  7,627,256   $     43,697   $  1,285,974
                               ============   ============   ============

Net income per common share    $       1.05   $       0.01   $       0.17
                               ============   ============   ============

Diluted net income per
  common share                 $       1.03   $       0.01   $       0.17
                               ============   ============   ============

The accompanying notes are an integral part of these financial statements.

Catherines Stores Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity

                                        Additional                        Total
                              Common     Paid-In           Retained    Stockholders'
                              Stock      Capital           Earnings       Equity
                              -----      -------           --------      --------

Balance at February 3,
  1996                   $     76,732    $ 49,958,108    $ 22,197,561   $ 72,232,401
Net income                       --              --         1,285,974      1,285,974
Repurchase of
  509,500 shares of
  common stock                 (5,095)     (3,730,992)           --       (3,736,087)
Net proceeds from the
  sale of 27,982
  shares of common
  stock                           280         163,575            --          163,855
                         ------------    ------------    ------------   ------------
Balance at February 1,
  1997                         71,917      46,390,691      23,483,535     69,946,143
Net income                       --              --            43,697         43,697
Net proceeds from the
  sale of 39,414
  shares of common
  stock                           394         138,733            --          139,127
                         ------------    ------------    ------------   ------------
Balance at January 31,
  1998                         72,311      46,529,424      23,527,232     70,128,967
Net income                       --              --         7,627,256      7,627,256
Repurchase of
  85,000 shares of
  common stock                   (850)       (731,874)           --         (732,724)
Net proceeds from the
  sale of 133,879
  shares of common
  stock, including
  income tax benefit
  of $376,297                   1,339         727,637            --          728,976
                         ------------    ------------    ------------   ------------
Balance at January 30,
  1999                   $     72,800    $ 46,525,187    $ 31,154,488   $ 77,752,475
                         ============    ============    ============   ============


The accompanying notes are an integral part of these financial statements.

Catherines Stores Corporation and Subsidiaries
Consolidated Statements of Cash Flows

                                 January 30,       January 31,    February 1,
Years Ended                         1999              1998           1997
                                    ----              ----           ----

Cash Flows from
 Operating Activities:
  Net income                   $  7,627,256    $     43,697    $  1,285,974
                               ------------    ------------    ------------

Adjustments to reconcile net
 income to net cash provided
 by operating activities-
  Depreciation and
   amortization                   8,724,296       9,505,111       8,557,880
  Write-down of
   underperforming and
   closed store assets              287,415       1,841,290         920,980
  Change in reserve for
   store closing costs               (4,866)      1,115,211            --
  Change in deferred
   income taxes                    (886,000)     (1,257,000)     (1,128,000)
  Net change in current
   assets and liabilities         2,711,417         628,303      (1,399,550)
  Change in other noncash
   reserves                       1,538,722         271,525         302,402
  Change in other assets           (139,657)        149,269        (176,785)
                               ------------    ------------    ------------
Total adjustments                12,231,327      12,253,709       7,076,927
                               ------------    ------------    ------------
Net cash provided by
 operating activities            19,858,583      12,297,406       8,362,901
                               ------------    ------------    ------------

Cash Flows from Investing
 Activities:
  Capital expenditures           (7,558,807)     (4,437,975)    (10,780,164)
                               ------------    ------------    ------------
Net cash used by
 investing activities            (7,558,807)     (4,437,975)    (10,780,164)
                               ------------    ------------    ------------

Cash Flows from Financing
 Activities:
  Sales of common stock             352,679         139,127         163,855
  Repurchase of common stock       (732,724)           --        (3,736,087)
  Proceeds from long-term
   bank debt                      6,919,000            --         8,250,000
  Principal payments of
   long-term bank and
   other debt                   (10,366,798)     (7,901,607)     (3,222,974)
                               ------------    ------------    ------------
Net cash (used) provided by
 financing activities            (3,827,843)     (7,762,480)      1,454,794
                               ------------    ------------    ------------
Net Change in Cash and
 Cash Equivalents                 8,471,933          96,951        (962,469)
Cash and Cash Equivalents,
 beginning of year                3,089,290       2,992,339       3,954,808
                               ------------    ------------    ------------
Cash and Cash Equivalents,
 end of year                   $ 11,561,223    $  3,089,290    $  2,992,339
                               ============    ============    ============

The accompanying notes are an integral part of these financial statements.

CATHERINES STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

     Catherines Stores Corporation ("Catherines"), through its operating subsidiaries, operates retail specialty stores selling women's large-size clothing and accessories in stores located throughout the United States. Catherines' principal assets are its investments in its subsidiaries and a retail distribution center. Catherines provides merchandise buying and distribution services to the operating subsidiaries.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

     The consolidated financial statements include the accounts of Catherines and its wholly-owned subsidiaries (collectively, the "Company"). Significant intercompany balances and transactions are eliminated in consolidation.

Fiscal Year

     The Company's fiscal year ends on the Saturday nearest January 31 of the following calendar year. Fiscal years 1998, 1997 and 1996 each contained 52 weeks.

Cash and Cash Equivalents

     Cash and cash equivalents include temporary investments in short-term securities with original maturities of three months or less.

Merchandise Inventory

     Merchandise inventory is stated at the lower of cost (applied on a first-in, first-out basis using the retail inventory method) or market. Trade and purchase discounts are recorded as a reduction of inventory cost in the period in which the merchandise is received. Certain general and administrative costs associated with both the buying and distribution of merchandise from the retail distribution center to the stores are included in inventory. These costs were approximately $2,734,000 and $2,631,000 at January 30, 1999 and January 31, 1998, respectively.

Property and Equipment

     Depreciation is provided using the straight-line method based upon the estimated useful lives of the assets, which are 40 years for buildings and three to ten years for fixtures and equipment. Leasehold improvements are amortized over the shorter of their economic lives or the terms of the leases. Expenditures for maintenance and repairs are charged to operations, while renewals and betterments are capitalized.

     Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of these long-lived assets may not be recoverable, as measured by comparing the assets' net book value to the estimated future cash flows generated by their use.
Impaired assets are recorded at the lesser of their carrying value or fair value.

Goodwill

     Goodwill represents the excess of the purchase price over the underlying fair value of net assets acquired. Goodwill is being amortized evenly over 40 years. The Company, at least annually, evaluates whether events or circumstances have occurred that may impact the recoverability of goodwill. Upon the occurrence of any such event or circumstance, the Company remeasures the realizable portion of goodwill using methodology similar to that for property and equipment.

Income Taxes

     Deferred income taxes are recorded using the liability method and reflect the future tax consequences attributable to temporary differences between the Company's assets and liabilities for financial reporting and income tax purposes, using income tax rates in effect during the periods presented. The effect of a change in existing income tax rates is recognized in the income tax provision in the period that includes the enactment date.

Computation of Net Income per Common Share

     Net income per common share is computed as net income divided by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed as net income divided by the weighted average number of common shares outstanding during the period and common shares issuable under the Company's stock option plans (see Note 9).

Store Preopening Expenses

     Costs associated with the opening of new stores are expensed as incurred.

Advertising

     The Company expenses advertising costs when the event advertised occurs. Advertising expense, included in selling, general and administrative expenses in the accompanying consolidated statements of income, was approximately $11,387,000, $11,084,000 and $11,497,000 in fiscal years 1998, 1997 and 1996, respectively.

Stock-Based Compensation

     Stock options are accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under this method, no compensation cost is recognized.

Financial Instruments

     The Company has certain financial instruments which include cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts of these financial instruments approximate their fair value because of their short maturities. At January 30, 1999 and January 31, 1998, the Company's long-term bank and other debt also approximated market value, based on similar instruments with similar maturities.

Recently Issued Accounting Pronouncement

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which became effective in fiscal year 1998. This statement establishes standards for the reporting and display of comprehensive income and its components. The Company has no items of other comprehensive income; thus, its net income also represents total comprehensive income.

Reclassifications

     Certain prior year balances have been reclassified to conform to the current year presentation.

 (2) Accounts Receivable

     The Company sells accounts receivable generated from its proprietary credit card to a third-party credit provider, without recourse. The agreement expires in January 2000, but automatically renews unless terminated by either party or by mutual agreement. Under the agreement, the Company sells its receivables from in-house credit sales on a daily basis. Net proceeds from the sale of customer accounts receivable to the third-party were approximately $109,832,000, $105,287,000 and $104,232,000 for fiscal years 1998, 1997 and 1996, respectively.

     The agreement allows the Company to repurchase the accounts receivable at the end of the agreement and allows the purchaser to put the receivables back to the Company at face value in the event of a change in the Company's ownership. The net balance of accounts receivable held by the third-party was approximately $90,838,000 at January 30, 1999, $86,386,000 at January 31, 1998 and $75,698,000
at February 1, 1997.

(3) Statements of Cash Flows

     The net change in current assets and liabilities reflected in the consolidated statements of cash flows was as follows:

Years Ended                         January 30,      January 31,     February 1,
                                      1999               1998             1997
                                      ----               ----             ----
Increase (decrease) in
 cash and cash
 equivalents-
Receivables                       $  (118,465)     $   461,570      $   709,342
Merchandise inventory              (3,273,617)       3,471,217       (2,127,375)
Prepaid expenses and
 other                                645,582         (565,295)          57,768
Accounts payable                      548,705       (4,211,781)        (211,629)
Accrued expenses                    4,909,212        1,472,592          172,344
                                  -----------      -----------      -----------
Total                             $ 2,711,417      $   628,303      $(1,399,550)
                                  ===========      ===========      ===========

     In addition to the transactions in the accompanying consolidated statements of cash flows, the Company acquired equipment under capital lease obligations of approximately $1,138,000, $4,151,000 and $1,601,000 during fiscal years 1998,
1997 and 1996, respectively.

(4) Other Assets and Deferred Charges

     Other assets and deferred charges, net of accumulated amortization, together with the related amortization methods and periods were as follows:

                                            January 30,       January 31,       Amortization Methods
                                               1999              1998              and Periods
                                               ----              ----              -----------

Covenants not to compete                      $855,479        $1,095,041        Straight line over term
                                                                                of agreement
Trademarks and tradenames                    1,022,328         1,067,405        Straight line over 40
                                                                                years
Deferred financing costs                       145,954             --           Effective interest
                                                                                method over term of
                                                                                financing
Other                                          266,261           343,650
                                            ----------        ----------
Total                                       $2,290,022        $2,506,096
                                            ==========        ==========



(5) Accrued Expenses

         Accrued expenses consisted of the following:

                                                     January 30,     January 31,
                                                       1999              1998
                                                       ----              ----

Payroll and related benefits                       $ 5,012,439       $ 3,252,177
Taxes other than income taxes                        1,761,964         1,059,127
Rent and other related costs                         2,427,805         2,252,587
Deferred revenues                                    1,836,298         1,819,288
Income taxes                                         1,000,333           245,161
Reserve for earned discounts                         1,513,900         1,140,000
Reserve for store closing costs                      1,110,345         1,115,211
Other                                                4,684,124         3,866,608
                                                   -----------       -----------
Total                                              $19,347,208       $14,750,159
                                                   ===========       ===========

(6) Long-Term Bank and Other Debt

         Long-term bank and other debt consisted of the following:

                                                    January 30,     January 31,
                                                      1999             1998
                                                      ----             ----

Due to banks:
 Mortgage note                                   $  6,784,599      $          0
 Working capital notes                                   --           7,000,000
 Term loan                                               --           1,250,000
Other:
 Capital lease and other obligations                4,548,587         5,392,505
                                                 ------------      ------------
                                                   11,333,186        13,642,505
Less current maturities                            (1,816,119)       (2,853,585)
                                                 ------------      ------------
Total                                            $  9,517,067      $ 10,788,920
                                                 ============      ============

     On February 27, 1998, the Company entered into a new mortgage financing agreement and extended its existing bank credit agreement. The new mortgage financing agreement provides a $6,919,000 mortgage facility with a seven-year term and a 20-year amortization period. The interest rate on the mortgage note is fixed at 7.5%. The note is secured by the land and buildings at the Company's corporate office. Proceeds from the mortgage note were used to repay the Company's outstanding term loan and to reduce amounts outstanding under the existing working capital facility.

     The existing bank credit agreement was amended to reduce the amount available from $25,000,000 to $22,000,000 and to increase the interest rate to the agent bank's prime rate or LIBOR plus 2 1/4%, at the Company's option. This facility continues to provide a swing line of credit of $3,000,000 with the Company's agent bank. The agreement is secured by substantially all of the Company's assets, with the exception of inventory and the assets securing the mortgage note mentioned above. Amounts available under the agreement are based on the amounts of Company inventories and receivables. The working capital facility can also be used to fund letters of credit. The working capital facility requires an annual commitment fee of 1/2 of 1% of the average daily unused commitment. The weighted average interest rate on borrowings was 7.8% for the fiscal year ended January 30, 1999. The bank credit agreement expires June 30, 2001.

     On January 12, 1999, the bank credit agreement was amended again to increase the amount available from $22,000,000 to $25,000,000 and to decrease the limitation on repurchases of the Company's common stock. In addition, the interest rate was amended to fluctuate based on the Company's debt coverage ratio. The interest rate under the new agreement will range from LIBOR plus 1 1/4% to LIBOR plus 2 1/4%, or the agent bank's prime rate, at the Company's option. Based on the agreement formula, the Company's current borrowing cost would be LIBOR plus 1 1/4% or the agent bank's prime rate, at the Company's option.

     Prior to February 27, 1998, the Company's bank credit agreement provided a $5,000,000 term loan and a working capital facility of $25,000,000, secured by substantially all of the Company's assets, except domestic inventory. This facility also provided for a swing line of credit of $3,000,000 with the Company's agent bank. The interest rate was either the bank's prime rate or LIBOR plus 1 1/4%, at the Company's option. The weighted average interest rate on borrowings was 7.2% for the fiscal year ended January 31, 1998. The working capital facility could also be used to fund letters of credit. The working capital facility required an annual commitment fee of 1/2 of 1% of the average daily unused commitment. Term loan repayments were $250,000 per quarter.

     At January 30, 1999, the Company had approximately $24,900,000 combined availability under its working capital and swing line facilities, after considering outstanding letters of credit of approximately $2,800,000. The Company's peak borrowing under the working capital and swing line facilities during fiscal year 1998, including outstanding letters of credit, was $10,773,000 in February 1998. In fiscal years 1997 and 1996, the peak borrowings were $24,936,000 in October 1997 and $23,157,000 in November 1996, respectively. The Company can prepay amounts outstanding under the working capital and swing line facilities without penalty.

     The bank credit agreement requires that the Company maintain certain financial covenants, financial ratios and minimum levels of net worth and working capital. The bank credit agreement also restricts future liens and indebtedness, sales of assets, dividend payments and limits repurchases of the Company's common stock to the lesser of $5,000,000 or 10% of the outstanding stock. Capital expenditures are restricted to $11,813,000 in 1999 and are adjusted annually thereafter based on net income.

     In each of the three fiscal years ended January 30, 1999, the Company entered into capital leases for data processing and point-of-sale equipment. At the end of the initial term of the leases, the Company has the option of purchasing the equipment at fair market value, or $1 in the case of the point-of-sale equipment, renewing the leases or turning in the equipment. Some of the capital lease agreements contain requirements and restrictions similar to those of the bank credit agreement.

     Cash interest paid was approximately $598,000, $1,146,000 and $901,000 during fiscal years 1998, 1997 and 1996, respectively.

     Annual principal requirements on long-term bank and other debt and capital lease principal and interest payments are approximately as follows:

              Principal     Principal      Interest
                Bank        Capital        Capital
Fiscal Year     Debt        Leases         Leases          Total
-----------    -----        ------         -------         ------
  1999    $   162,000    $ 1,654,000    $   278,000    $ 2,094,000
  2000        174,000      1,243,000        151,000      1,568,000
  2001        188,000      1,090,000         71,000      1,349,000
  2002        202,000        550,000         14,000        766,000
  2003        218,000         12,000           --          230,000
Thereafter  5,841,000           --             --        5,841,000
           -----------    -----------    -----------   -----------
Total      $6,785,000    $ 4,549,000    $   514,000    $11,848,000
           ===========    ===========    ===========    ===========

(7) Leases

     The Company leases store locations and certain equipment under operating lease agreements which expire at varying dates through 2009. Most of the store leases include renewal options for an additional two to five years, and require the Company to pay taxes, insurance, certain common area maintenance costs and merchant association dues in addition to specified minimum rents. Most of the store leases also require the payment of contingent rent based upon a specified percentage of sales in excess of a base amount.

         Total rent expense for all operating leases was as follows:

Years Ended                        January 30,      January 31,     February 1,
                                      1999             1998            1997

Minimum rentals                    $20,845,103      $21,144,808      $20,401,261
Contingent rentals                     284,552          298,296          334,871
                                   -----------      -----------      -----------
Total                              $21,129,655      $21,443,104      $20,736,132
                                   ===========      ===========      ===========

     At January 30, 1999, future minimum rental payments under all noncancelable operating leases with initial or remaining lease terms of one year or more were approximately as follows:

Fiscal Year

1999                                $19,583,000
2000                                 16,810,000
2001                                 12,827,000
2002                                  8,981,000
2003                                  6,345,000
Thereafter                            6,817,000
                                      ---------
Total                               $71,363,000
                                    ===========

(8) Income Taxes

         Components of the provision for income taxes were as follows:

Years Ended                    January 30,       January 31,       February 1,
                                  1999              1998              1997
                                  ----              ----              ----
Current:
 Federal                      $ 5,901,000        $ 2,021,000        $ 2,062,000
 State                            338,000            184,000             66,000
Deferred                       (1,167,000)        (1,620,000)        (1,128,000)
                              -----------        -----------        -----------
  Total                       $ 5,072,000        $   585,000        $ 1,000,000
                              ===========        ===========        ===========

     Income taxes paid were approximately $4,978,000, $1,294,000 and $1,695,000 for fiscal years 1998, 1997 and 1996, respectively.

     A reconciliation of the provision for income taxes to the amount computed by applying the federal statutory tax rate to income before income taxes is as follows:

Years Ended                                January 30,  January 31,  February 1,
                                               1999        1998         1997
                                               ----        ----         ----
Statutory federal income tax rate              35.0%       35.0%       35.0%
State income taxes, net of
 federal benefit                                3.1        (3.2)        1.2
Goodwill amortization                           2.6        54.7        11.3
Benefit of graduated federal
 income tax rate on income
 under $10,000,000                             (0.4)       (1.0)       (1.0)
Meals and entertainment,
 penalties and other                           (0.4)        7.5        (2.8)
                                                ----        ----        ----
Total                                          39.9%       93.0%       43.7%
                                               =====       =====       =====

     Deferred income taxes result from differences in the timing of recognition of revenues and expenses for financial reporting and income tax purposes. The components of the Company's net deferred income tax asset are as follows:

                                                    January 30,    January 31,
                                                      1999            1998
                                                      ----            ----

Deferred income tax assets:
Difference in book and tax bases of
 property and equipment                            $ 2,472,000      $ 1,972,000
Reserves established for deferred
 revenues and estimated costs                        3,583,000        3,120,000
State income tax net operating
 loss carryforwards                                       --            286,000
                                                   -----------      -----------
                                                     6,055,000        5,378,000
Deferred income tax liabilities:
Difference in book and tax bases of
 trademarks and tradenames and other
 intangible assets                                  (2,230,000)      (2,439,000)
                                                   -----------      -----------
Net deferred income tax asset                      $ 3,825,000      $ 2,939,000
                                                   ===========      ===========

     The deferred income tax asset recorded in the accompanying consolidated balance sheets represents potential future income tax benefits. These future income tax benefits are expected to be realized through the reduction of income taxes otherwise payable when reversals of temporary differences between the financial reporting and income tax bases of the Company's assets and liabilities occur.

(9) Employee Benefit Plans

     The Company has established the Catherines, Inc. Retirement Savings & Profit Sharing Plan for all eligible associates. This plan allows participants to defer up to 15% of their income and receive matching employer contributions on a portion of that deferral. The Company has also established a nonqualified retirement savings plan for certain officers and key executives. Those employees who participate in this plan may defer up to 20% of their income and receive a matching employer contribution on a portion of that deferral. Participants in these plans become fully vested in the Company's contribution over five years. The Company made contributions of approximately $243,000, $218,000 and $217,000 in fiscal years 1998, 1997 and 1996, respectively.

     The Profit Sharing Plan allows the Company to contribute additional amounts at the discretion of the Board of Directors. Any such amounts contributed are to be allocated equally among all eligible participants. The Board of Directors authorized discretionary contributions of $149,000 and $120,000 for the fiscal years ended January 31, 1998 and February 1, 1997, respectively. The Company has accrued approximately $520,000 for discretionary contributions at January 30, 1999.

     The Company has three stock option plans; the 1994 Omnibus Incentive Plan (the "1994 Plan"), the 1992 Nonqualified Stock Option Plan (the "1992 Plan") and the 1990 Performance Units Plan (the "1990 Plan"), and an employee stock purchase plan (the "ESPP"). The Company accounts for these plans using the intrinsic value method, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and net income per common share would have been reduced to the following pro forma amounts:


                                   January 30,     January 31,      February 1,
Years Ended                          1999              1998             1997
                                     ----              ----             ----

Net Income (Loss):
As reported                        $7,627,256        $43,697          $1,285,974
Pro forma                           7,159,212       (383,374)            911,721

Diluted Net Income (Loss) per
 Common Share:
As reported                          $  1.03           $0.01               $0.17
Pro forma                            $  0.97          $(0.05)             $ 0.12

     The effect on fiscal year 1998, 1997 and 1996 pro forma net income (loss) and net income (loss) per common share of expensing the estimated fair value of stock options is not necessarily representative of the effect on reported earnings in future years due to the vesting period of stock options and the potential for issuance of additional stock options in future years.

     The weighted average fair value of options granted in fiscal years 1998, 1997 and 1996 were $5.26, $2.52 and $6.48, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal years 1998, 1997 and 1996:

                                January 30,       January 31,      February 1,
Years Ended                       1999              1998             1997
                                 ----              ----             ----

Risk-free interest rate          5.6%              6.0%              6.6%
Price volatility                 64.6%             60.8%             51.9%
Expected term                    4 years           4 years         4 years

     Under the 1994 Plan, a committee of the Board of Directors may grant options to key employees to purchase up to 650,000 shares of the Company's common stock at not less than the fair market value at the date of the grant. Nonemployee directors are automatically granted options each year to purchase the Company's common stock at fair market value on the date of the Company's annual meeting. All options become exercisable equally over four years beginning one year from the date of the grant and expire in ten years. If not exercised, these options revert back to the plan and can be reissued as new options. The number of options available to be granted under this plan at January 30, 1999 was 22,000. All options available under the 1992 Plan and the 1990 Plan have been granted.

     A summary of the Company's stock option plans at January 30, 1999, January 31, 1998 and February 1, 1997 and changes during the years then ended is presented in the table and narrative below:

                                                               Weighted
                                                               Average
                                           Option              Exercise
                                            Shares              Price
Outstanding,
 beginning of year 1996                     774,200           $   8.55
Granted                                     166,500               9.06
Exercised                                    (3,600)              1.67
Forfeited                                    (4,000)              8.25
                                            -------              -----
Outstanding, end of year                    933,100           $   8.66
                                            -------              -----
Exercisable, end of year                    530,350
                                            -------

Outstanding,
 beginning of year 1997                     933,100           $   8.66
Granted                                     153,750               4.84
Exercised                                    (8,000)              1.67
Forfeited                                   (73,000)              8.55
                                             -------             -----
Outstanding, end of year                  1,005,850           $   8.13
                                          ----------             -----
Exercisable, end of year                    646,288
                                            -------

Outstanding,
 beginning of year 1998                   1,005,850           $   8.13
Granted                                      52,750               9.75
Exercised                                  (114,500)              2.00
Forfeited                                    (5,000)              7.31
                                         ----------              -----
Outstanding, end of year                    939,100           $   8.98
                                         ----------              -----
Exercisable, end of year                    677,725
                                         ----------

A summary by price range is as follows:

Option price range                              $1.67 - $9.00     $9.75 - $16.00
                                                -------------     --------------
Options in this range                                515,850             423,250
Weighted average price                           $      6.52         $     11.98
Contractual life                                     6 years             5 years
Options exercisable                                  310,725             367,000
Weighted average price                           $      6.47         $     12.31

     The ESPP allows full-time employees with at least one year of service to contribute 1% to 10% of their pay towards the purchase of the Company's common stock up to a maximum of $25,000 annually. Purchases are made quarterly at the lesser of 85% of the stock's closing market price on the first or last business day of the quarter. During fiscal years 1998, 1997 and 1996, 19,379; 31,414 and 24,382 common shares were purchased under the ESPP, respectively. Net proceeds were approximately $124,000, $125,000 and $158,000 for fiscal years 1998, 1997 and 1996, respectively. There are 104,814 shares remaining available under the ESPP. The weighted average fair value of the purchase rights granted in 1998 and 1997 was $1.82 and $1.28, respectively.

     The Company has employment agreements with each of its four most senior officers. The agreements provide for severance payments if the executives are terminated for other than cause, varying from one-and-one-half to three years' salary and bonus. If all four officers were terminated, the Company's maximum obligation would be approximately $4,202,000. In the event that an executive is entitled to severance payments he is also entitled to the continuation of health and insurance benefits and certain additional retirement benefits pursuant to executive annuity and life insurance agreements for a specified period of time following termination of employment. One agreement, scheduled to expire on January 31, 1999, was amended to expire on January 31, 2000. Another agreement expires on June 30, 2000 and the remaining agreements expire June 1, 2000. All agreements except one are automatically extended for additional one-year periods unless either party gives notice of termination at least one year prior to the expiration date.

(10) Write-down of Store Assets and Store Closing Costs

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized. In fiscal years 1998, 1997 and 1996, an impairment loss was recognized for the assets in 3, 7 and 14 stores, respectively.

     In fiscal years 1997 and 1996, the Company closed 20 and 9 underperforming stores, respectively. In addition, in late 1997, the Company committed to a plan to close 30 additional underperforming stores upon lease termination or by settlement with the landlord. Of these 30 stores, 9 were closed during fiscal year 1998.

     Throughout fiscal year 1998, management evaluated each store's financial performance. Based on these evaluations, management added 10 underperforming stores to the store closing plan and removed 11 stores from the store closing plan based on their improved profitability. Of the 10 stores added to the plan, five were closed in fiscal year 1998, bringing the total number of stores closed in fiscal year 1998 to 14. Management anticipates closing the remaining 15 stores upon lease termination or settlement with the landlord.

     Based on the store closing plan adopted by the Company in late 1997, the Company established a reserve for the cash costs of store closings, primarily lease termination payments. As of January 30, 1999 and January 31, 1998, the reserve for store closing costs was approximately $1,110,000 and $1,115,000, respectively. These amounts are included in accrued expenses in the accompanying financial statements. The following table reflects fiscal year 1998 activity:

                                                         Stores        Amount
Balance, January 31, 1998                                    30     $ 1,115,000
Provision for new store closings and revised
estimates on existing stores                                 10         595,000
Payments on stores closed                                   (14)       (150,000)
Reserve no longer required                                  (11)       (450,000)
                                                    -----------     -----------
Balance, January 30, 1999                                    15     $ 1,110,000
                                                    ===========     ===========

     The following table reflects the pre-tax charges incurred by the Company during the three fiscal years ended January 30, 1999 for the write-down of goodwill, leasehold improvements and furniture and fixtures of underperforming stores under the provisions of SFAS 121, the costs of stores closed and the anticipated costs of future store closings.

Years Ended                               January 30,  January 31,   February 1,
                                            1999          1998          1997

Write-down of impaired assets            $   47,000     $  565,000    $  944,000

Asset write-downs and costs
incurred to close stores                    315,000      1,158,000        12,000

Estimated costs of future
store closings                              595,000      1,942,000          --

Reserves no longer required                (450,000)          --            --
                                         ----------     ----------    ----------

Total                                    $  507,000     $3,665,000    $  956,000
                                         ==========     ==========    ==========

     During fiscal years 1998 and 1997, approximately $212,000 and $700,000 of cash payments were made related to the stores closed.

(11)  Net Income per Common Share

     The reconciliation of net income per common share and diluted net income per common share is as follows:


                                                                                 Diluted
                                     Net Income                                  Net Income
                                     Per                        Stock            Per
                                     Common Share               Options          Common Share
                                     ------------               -------          ------------


1998:
Net income                           $7,627,256                                  $7,627,256
Weighted average shares               7,258,610                 148,637           7,407,247
                                     ---------                                    ---------
Per share amount                     $    1.05                                   $     1.03
                                     =========                                    =========

1997:
Net income                           $  43,697                                     $ 43,697
Weighted average shares              7,212,655                  70,660            7,283,315
                                     ---------                                    ---------
Per share amount                     $    0.01                                   $     0.01
                                     =========                                    =========

1996:
Net income                           $1,285,974                                  $1,285,974
Weighted average shares               7,479,976                 90,812            7,570,788
                                      ---------                                   ---------
Per share amount                     $    0.17                                   $     0.17
                                      =========                                   =========

     During fiscal year 1998, options to purchase approximately 559,000 shares of common stock at prices ranging from $9.00 to $16.00 per share were outstanding but were not included in the computation of diluted net income per common share because the exercise price was greater than the average market price of the common shares.

     (12) Quarterly Financial Data (Unaudited)
         (Dollars in thousands, except per share data)

                                                  Fiscal Year Ended January 30, 1999
                                                  ----------------------------------
                                                  First            Second              Third             Fourth(4)          Total(5)
                                                  -----            ------              ------            ---------          --------
Net Sales                                       $ 76,452           $ 74,827           $ 73,020           $ 70,979           $295,278
Operating Income                                   4,469              6,018              2,740                210             13,437
Net Income                                      $  2,472           $  3,459           $  1,632           $     64           $  7,627
Weighted Average
 Number of Common
 and Common
 Equivalent
 Shares                                            7,358              7,405              7,375              7,491              7,407
Diluted Earnings
 per Share(1)                                   $   0.34           $   0.47           $   0.22           $   0.01           $   1.03



                                                     Fiscal Year Ended January 31, 1998
                                                     ----------------------------------
                                                     First            Second            Third(2)            Fourth(3)          Total
                                                     -----            ------            --------            --------           -----

Net Sales                                          $ 70,968          $ 70,664          $ 67,670          $ 67,850           $277,152
Operating Income
 (Loss)                                               2,369             3,138               484            (4,067)             1,924
Net Income (Loss)                                  $  1,213          $  1,654          $     72          $ (2,895)          $     44
Weighted Average
 Number of Common
 and Common
 Equivalent
 Shares                                               7,260             7,260             7,294             7,318              7,283
Diluted Earnings
 (Loss) per
 Share(1)                                          $   0.17          $   0.23          $   0.01           $(0.40)              $0.01


     (1) The sum of the quarterly earnings per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter while the full year is based on the annual weighted average common and common equivalent shares outstanding.

     (2) Includes closed store costs of approximately $639,000 before taxes, or $0.06 per common share after taxes.

     (3) Includes asset impairment and store closing costs of approximately $2,851,000 before taxes, or $0.26 per common share after taxes.

     (4) In the fourth quarter of 1998, the Company repurchased 85,000 shares of its outstanding common stock.

     (5) Includes store closing costs of approximately $507,000 before taxes, or $0.04 per common share after taxes.

(13) Subsequent Event

     Subsequent to year end and through March 31, 1999, the Company repurchased 305,600 shares of common stock, through open-market purchases, for approximately $2,446,000.

SELECTED FINANCIAL DATA

                                                   Fiscal Year
                                                   -----------
                                                   1998             1997                1996                1995              1994
                                                   ----             ----                ----               ----               ----
                                                          (Dollars in thousands, except per share and per square foot data)

Income Statement Data:
Net sales                                      $  295,278         $  277,152         $  268,002        $  274,130         $  256,427
Write-down of
 store assets and
 store closing
 costs                                                507              3,665                944             2,736               --
Operating income                                   13,437              1,924              3,413             6,494             10,550
Net income                                          7,627                 44              1,286             3,111              5,600
                                               ==========         ==========         ==========        ==========         ==========
Net income per
 common share                                  $     1.05         $     0.01         $     0.17        $     0.41         $     0.72
                                               ==========         ==========         ==========        ==========         ==========
Diluted net income
 per common share                              $     1.03         $     0.01         $     0.17        $     0.40         $     0.71
                                               ==========         ==========         ==========        ==========         ==========
Reduction of net
 income per common
 share due to
 write-down of
 store assets and
 store closing
 costs                                         $     0.04         $     0.34         $     0.07        $     0.23         $     0.00
                                               ==========         ==========         ==========        ==========         ==========

Weighted average
 number of common
 shares
 outstanding                                    7,258,610          7,212,655          7,479,976         7,656,753          7,724,135
                                               ==========         ==========         ==========        ==========         ==========

Weighted average
 number of common
 and common
 equivalent shares
 outstanding                                    7,407,427          7,283,315          7,570,788         7,853,590          7,894,722
                                               ==========         ==========         ==========        ==========         ==========

Common shares
 repurchased                                       85,000               --              509,500              --              300,000
                                               ==========         ==========         ==========        ==========         ==========

Balance Sheet Data:
Working capital                                $   28,502         $   22,567         $   22,209        $   21,212         $   18,749
Total assets                                      131,121            121,252            125,365           121,459            113,335
Long-term debt                                      9,517             10,789             14,878             7,719              6,387

Selected Operating Data:
Comparable store
 net sales
 increase
 (decrease)                                           8.9%               3.1%             -5.3%               0.4%             -0.4%
Number of stores
Beginning of year                                     443                457                432               404                375
Opened                                                  3                  6                 34                40                 35
Closed                                                 14                 20                  9                12                  6

End of year                                           432                443                457               432                404
Total square feet
 at end of year
(in 000's)                                          1,672              1,689              1,664             1,516              1,404
Average net sales
 per store                                     $      675         $      616         $      603        $      656         $      658
Average net sales
 per square foot                               $      177         $      164         $      169        $      188         $      194


MARKET PRICE INFORMATION

     The Company's Common Stock is traded on the National Market System of the National Association of Security Dealers, Inc. Automated Quotation System (the "NASDAQ National Market System") under the symbol "CATH". The following table sets forth, for each quarterly period in the two most recent fiscal years, the high and low sales price per share of the Company's Common Stock as reported on the NASDAQ National Market System.

                                                     High              Low
1997:
1st Quarter                                          5.875             4.75
2nd Quarter                                          4.75              3.375
3rd Quarter                                          6.625             4.375
4th Quarter                                          7.125             5.625
1998:
1st Quarter                                          10.375            6.25
2nd Quarter                                          10.5              7.25
3rd Quarter                                          9.03125           6.5
4th Quarter                                          11.5              7.75
1999:
1st Quarter (through March 31)                       8.625             7

     The last reported sale price per share of the Common Stock as reported on the NASDAQ National Market System on March 31, 1999 was $7.00. As of March 31, 1999, there were 215 holders of record of the Common Stock.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Catherines Stores Corporation:

     We have audited the accompanying consolidated balance sheets of CATHERINES STORES CORPORATION (a Tennessee corporation) and subsidiaries as of January 30, 1999 and January 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years ended January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catherines Stores Corporation and subsidiaries as of January 30, 1999 and January 31, 1998, and the consolidated results of their operations and their cash flows for each of the three fiscal years ended January 30, 1999, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP
Memphis, Tennessee,
March 8, 1999.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

     Catherines Stores Corporation's management is responsible for the fair presentation of the consolidated financial statements and the related financial data presented in this annual report. The statements were prepared in accordance with generally accepted accounting principles and include amounts determined by management's estimates and judgments, based on currently available information, which it believes are reasonable under the circumstances. Actual results could differ from those estimates.

     The Company maintains a system of internal controls which management believes provide reasonable assurance that the financial statements are reliably prepared, assets are properly accounted for and safeguarded, and transactions are properly recorded and authorized. The concept of reasonable assurance implies that the cost of controls should not exceed their benefits, recognizing that limitations exist within any system.

     The Board of Directors oversees management's administration of the Company's financial and accounting policies and the practices and preparation of the financial statements. The Audit Committee, which consists of four non-management directors, meets regularly with management and the independent public accountants to review their activities. The independent public accountants have direct access to the Audit Committee and meet regularly with the Audit Committee, with and without management representatives present.

David C. Forell
Executive Vice President and
Chief Financial Officer

DIRECTORS

Bernard J. Wein
Chairman of the Board, President and Chief Executive Officer

David C. Forell
Executive Vice President, Chief Financial Officer and Secretary

Stanley H. Grossman
Executive Vice President

James H. Lindy
Principal, Lindy and Associates

Allen B. Morgan, Jr.
Chairman and Chief Executive Officer, Morgan Keegan and Co., Inc.

Wellford L. Sanders, Jr.
Managing Director - Bowles Hollowell Conner, a division of First Union Capital Markets Corp.

Elliot J. Stone
Management Consultant, Former Chairman of Jordan Marsh Department Stores

OTHER CORPORATE OFFICERS

E. Glenn Irelan
Executive Vice President/Stores, Marketing and Real Estate

Diane V. Missel
Executive Vice President/General Merchandise Manager

Dorothy M. Dawson
Senior Vice President/Treasurer

Robin C. Joseph
Senior Vice President/General Merchandise Manager -
  Added Dimension and The Answer divisions

James A. Spector
Senior Vice President/Human Resources

Julia C. Boland
Vice President/Information Systems

A. Marie Burris
Vice President/Credit and Customer Service

Wayne Carpenter
Vice President/Loss Prevention

Linda K. Daly
Vice President/Visual Merchandising

Rick Estep
Vice President/Store Planning

GiGi DeJesus Frerichs
Vice President/Product Development

Walter R. Grahl
Vice President/Merchandise Planning and Distribution

Morrison B. Kimball
Vice President/Distribution Center

Moggy Mann
Vice President/Divisional Merchandise Manager


Kent C. McClanahan
Vice President/Regional Director of Stores

John D. Morgen
Vice President/Regional Director of Stores

Joan E. Munsee
Vice President/Divisional Merchandise Manager

Laura E. Murchison
Vice President/Regional Director of Stores

Arthur S. Rabinowitz
Vice President/Regional Director of Stores

Donna J. Schmitt
Vice President/Training

William D. Serex
Vice President/Real Estate

David S. Silberman
Vice President/Divisional Merchandise Manager

Donna L. Thomas
Vice President/Divisional Merchandise Manager

D. Jill Evans
Controller

Joseph M. Gohn
Assistant Secretary

SHAREHOLDER INFORMATION

Annual Meeting
         The Annual Meeting of Shareholders will be held at 10:00 a.m. at the executive offices of the Company, 3742 Lamar Avenue, Memphis, Tennessee on Wednesday, June 2, 1999.

Executive Offices
         3742 Lamar Avenue
         Memphis, TN  38118

Internet Address
         www.catherines.com

Common Stock Listing
         NASDAQ National Market System
         Symbol: CATH

Independent Public Accountants
         Arthur Andersen LLP
         Memphis, TN  38103

Legal Counsel
         Waring Cox, PLC
         Memphis, TN  38103

Transfer Agent and Registrar
         ChaseMellon Shareholder Services, LLC
         Overpeck Centre
         85 Challenger Road
         Ridgefield Park, NJ 07660
         www. chasemellon.com

Form 10-K
         A copy of the Form 10-K filed by the Company with the Securities and Exchange Commission for the fiscal year ended January 30, 1999 may be obtained by shareholders without charge upon written request to David
         C. Forell, Executive Vice President and Chief Financial Officer, at the Executive Offices of the Company, or by email to dforell@catherines.com.

                                                                    Exhibit 23.1

                    Consent of Independent Public Accountants

As independent public accountants, we hereby consent to the incorporation by reference of our reports included (or incorporated by reference) in this Form 10-K, into the Company's previously filed registration statements of the Catherines Stores Corporation 1994 Omnibus Incentive Plan on Form S-8 (File No. 33-79598), the Catherines Stores Corporation 1992 Nonqualified Stock Option Plan on Form S-8 (File No. 33-48964), the Catherines Stores Corporation 1992 Employee Stock Purchase Plan on Form S-8 (File No. 33-48968) and the Catherines Stores Corporation 1990 Performance Units Plan on Form S-8 (File No. 33-47070)


ARTHUR ANDERSEN LLP
Memphis, Tennessee,
April 28, 1999.

                                                                    Exhibit 23.2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO CATHERINES STORES CORPORATION:

          We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Catherines Stores Corporation's 1998 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 8, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)2 is the responsibility of the Company's management and is presented for the purpose of complying with the
Securities  and  Exchange  Commission's  rules  and is  not  part  of the  basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN, LLP
Memphis, Tennessee
March 8, 1999