Form 10-Q
period 1999-05-01
CATHERINES STORES CORP
filed 1999-06-14
CIK 875194

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 1, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from         to
                              --------    ----------

                         Commission File No. 000-19372


                         CATHERINES STORES CORPORATION
             (exact name of registrant as specified in its charter)

         Tennessee                                   62-1350411
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

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

         As of June 2, 1999 there were 7,022,806 shares of Catherines Stores Corporation common stock outstanding.

                          CATHERINES STORES CORPORATION

                                    FORM 10-Q

                                   May 1, 1999

                                Table of Contents


         PART 1 -          FINANCIAL INFORMATION

                           Consolidated Statements of Income

                           Consolidated Balance Sheets


                           Consolidated Statements of Cash Flows

                           Notes to Consolidated Financial Statements

                           Management's Discussion and Analysis of
                           Financial Condition and Results
                           of Operations

         PART 2 -          OTHER INFORMATION

PART 1 - FINANCIAL INFORMATION

CATHERINES STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


                                                          Thirteen weeks ended
                                                      May 1, 1999    May 2, 1998
                                                      -----------    -----------

Net sales                                             $80,299,728    $76,452,394

Cost of sales, including buying
 and occupancy costs                                   53,279,423     51,109,138
                                                      -----------    -----------

Gross margin                                           27,020,305     25,343,256

Selling, general and administrative expenses           20,718,058     20,431,048

Amortization of intangible assets                         253,191        254,308
                                                      -----------    -----------

Operating income before store closing costs             6,049,056      4,657,900

Write-down of store assets and store
 closing costs                                            206,756        188,657
                                                      -----------    -----------

Operating income                                        5,842,300      4,469,243

Interest and other, net                                   103,371        279,648
                                                      -----------    -----------

Income before income taxes                              5,738,929      4,189,595

Provision for income taxes                              2,292,000      1,718,000
                                                      -----------    -----------

Net income                                            $ 3,446,929    $ 2,471,595
                                                      ===========    ===========


Net income per common share                           $      0.49    $      0.34
                                                      ===========    ===========

Net income per common share, assuming dilution        $      0.48    $      0.34
                                                      ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

CATHERINES STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                           May 1,        January 30,
                                                                                           1999             1999
                                                                                           ------        -----------



A S S E T S
Current Assets:
Cash and cash equivalents                                                           $  11,239,091     $  11,561,223
Receivables                                                                             5,073,552         2,457,333
Merchandise inventory                                                                  54,341,816        50,355,267
Prepaid expenses and other                                                              4,696,153         3,398,562
Deferred income taxes                                                                   4,203,000         4,203,000
                                                                                      -------------     ------------
Total current assets                                                                   79,553,612        71,975,385
                                                                                      -------------     ------------

Property and Equipment, at cost:
 Land                                                                                     500,000           500,000
 Buildings and leasehold improvements                                                  25,952,174        25,751,524
 Fixtures and equipment                                                                32,899,561        31,910,633
 Equipment under capital leases                                                        14,304,145        13,588,016
 Improvements in process                                                                2,303,612         2,644,496
                                                                                      -------------     ------------
                                                                                        75,959,492       74,394,669
Less accumulated depreciation and amortization                                         (41,250,750)     (39,410,261)
                                                                                      -------------     -------------
                                                                                        34,708,742       34,984,408
                                                                                      -------------     -------------
Other Assets and Deferred Charges, less
 accumulated amortization of $2,078,944
 and $1,997,082                                                                         2,069,808         2,290,022
Goodwill, less accumulated amortization of
 $5,667,927 and $5,534,646                                                             21,566,592        21,871,164
                                                                                      -------------     ------------
                                                                                     $ 137,898,754    $ 131,120,979
                                                                                      =============     ============

L I  A  B  I  L  I  T I E S  A N D   S T O C K H O L D E R S '  E Q U I T Y
Current Liabilities:
Accounts payable                                                                    $  27,296,860     $  22,310,110
Accrued expenses                                                                       20,319,484        19,347,208
Current maturities of long-term bank
 and other debt                                                                         1,695,319         1,816,119
                                                                                       -----------       -----------
Total current liabilities                                                              49,311,663        43,473,437
                                                                                       -----------       -----------

Long-Term Bank and Other Debt, less
 current maturities                                                                     9,274,277         9,517,067
Deferred Income Taxes                                                                     378,000           378,000
Stockholders' Equity:
Preferred stock, $.01 par value, 1,000,000
 shares authorized, none issued and outstanding                                              --                --
Common stock, $.01 par value, 50,000,000
 shares authorized, 6,999,743 and 7,279,949
 shares issued and outstanding                                                             69,998            72,800
Additional paid-in capital                                                             44,263,399        46,525,187
Retained earnings                                                                      34,601,417        31,154,488
                                                                                      ------------      ------------
Total stockholders' equity                                                             78,934,814        77,752,475
                                                                                      ------------      ------------
                                                                                    $ 137,898,754     $ 131,120,979
                                                                                      ============      ============



The accompanying notes are an integral part of these consolidated balance sheets.

CATHERINES STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                     Thirteen weeks ended

                                                                                            May 1, 1999                May 2, 1998
                                                                                            -----------                -----------

Cash Flows from Operating Activities:
Net income                                                                                 $  3,446,929                $  2,471,595
                                                                                           ------------                ------------
Adjustments to reconcile net income to
 net cash provided by operating activities--
  Depreciation and amortization                                                               2,318,901                   2,191,213
  Change in reserve for store closing costs                                                      (1,300)                    148,211
  Write-down of underperforming and
   closed store assets                                                                          206,756                        --
  Net change in current assets and liabilities                                               (2,821,416)                 (1,412,788)
  Change in other noncash reserves                                                              881,383                     962,785
  Change in other assets                                                                        138,354                    (108,156)
                                                                                           ------------                ------------
Total adjustments                                                                               722,678                   1,781,265
                                                                                           ------------                ------------

Net cash provided by operating activities                                                     4,169,607                   4,252,860
                                                                                           ------------                ------------

Cash Flows from Investing Activities:
Capital expenditures                                                                         (1,695,427)                 (1,299,029)
                                                                                           ------------                ------------

Net cash used in investing activities                                                        (1,695,427)                 (1,299,029)
                                                                                           ------------                ------------

Cash Flows from Financing Activities:
Sales of common stock                                                                            29,364                      35,514
Repurchases of common stock                                                                  (2,293,954)                       --
Proceeds from long-term bank and other debt                                                        --                     6,919,000
Principal payments of long-term bank and
 other debt                                                                                    (531,722)                 (8,532,489)
                                                                                           ------------                ------------

Net cash used in financing activities                                                        (2,796,312)                 (1,577,975)
                                                                                           ------------                ------------

Net (Decrease) Increase in Cash and
 Cash Equivalents                                                                              (322,132)                  1,375,856
Cash and Cash Equivalents,
 beginning of period                                                                         11,561,223                   3,089,290
                                                                                           ------------                ------------

Cash and Cash Equivalents,
 end of period                                                                             $ 11,239,091                $  4,465,146
                                                                                           ============                ============


The accompanying notes are an integral part of these consolidated financial statements.

CATHERINES STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) General

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of Catherines Stores Corporation ("Stores") and its wholly owned subsidiaries as of May 1, 1999 and May 2, 1998 and the consolidated results of their operations and their cash flows for the thirteen weeks ended May 1, 1999 and May 2, 1998. Stores and its subsidiaries are collectively referred to as the "Company". The results of operations for the thirteen week periods may not be indicative of the results for the entire year.

     These statements should be read in conjunction with the Company's audited financial statements and related notes which have been incorporated by reference in the Company's Form 10-K for the year ended January 30, 1999. Accordingly, significant accounting policies and other disclosures necessary for complete financial statements in conformity with generally accepted accounting principles have been omitted since such items are reflected in the Company's audited financial statements and related notes thereto.

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

(2)       Accounts Receivable

     The Company sells accounts receivable generated from its proprietary credit card to a third-party provider, without recourse. Under the agreement, the Company sells its receivables from in-house credit sales on a daily basis. In April 1999, the agreement was extended to January 2005. In addition, certain terms of the agreement were favorably amended. Also, as an incentive to extend the agreement, the third-party provider agreed to pay the Company an up-front cash payment. This amount was included in accounts receivable in the accompanying balance sheet as of May 1, 1999 and will be amortized into income evenly over the life of the new agreement.

(3) Statements of Cash Flows

     The changes in current assets and liabilities reflected in the statements of cash flows were as follows:


                                                        Thirteen Weeks Ended
                                                     May 1,            May 2,
                                                     1999               1998
                                                     ------            ------
Increase (decrease) in cash and
 cash equivalents-
  Receivables                                    $(2,580,918)       $  (879,239)
  Merchandise inventory                           (4,750,233)        (4,687,575)
  Prepaid expenses and other                      (1,297,591)          (513,702)
  Accounts payable                                 4,986,750          2,640,335
  Accrued expenses                                   820,576          2,027,393
                                                 -----------        -----------
    Total                                        $(2,821,416)       $(1,412,788)
                                                 ===========        ===========

     Interest paid during the thirteen weeks ended May 1, 1999 and May 2, 1998 was approximately $213,000 and $295,000, respectively. Interest expense is net of interest income of approximately $123,000 and $15,000 for the first quarters of fiscal 1999 and 1998, respectively. Income taxes paid during the thirteen weeks ended May 1, 1999 and May 2, 1998 were approximately $1,488,000 and $463,000, respectively.

 (4) Accrued Expenses

     Accrued expenses consisted of the following:

                                                       May 1,        January 30,
                                                       1999             1999
                                                      -------         ----------

Payroll and related benefits                       $ 3,346,776       $ 5,012,439
Taxes other than income taxes                        2,216,970         1,761,964
Rent and other related costs                         2,430,622         2,427,805
Deferred revenues                                    2,377,613         1,556,298
Reserve for customer awards                          1,521,417         1,513,900
Reserve for store closing costs                      1,109,045         1,110,345
Income taxes                                         1,774,877         1,000,333
Other                                                5,542,164         4,964,124
                                                   -----------       -----------
  Total                                            $20,319,484       $19,347,208
                                                   ===========       ===========

(5) Long-Term Bank and Other Debt

     Long-term bank and other debt consisted of the following:

                                                      May 1,         January 30,
                                                       1999            1999
                                                     -------         -----------
Due to banks:
 Mortgage note                                   $  6,745,361      $  6,784,599
 Working capital notes                                   --                --
Other:
 Capital lease and other obligations                4,224,235         4,548,587
                                                 ------------      ------------
                                                   10,969,596        11,333,186
Less current maturities                            (1,695,319)       (1,816,119)
                                                 ------------      ------------
  Total                                          $  9,274,277      $  9,517,067
                                                 ============      ============

     The mortgage financing agreement provides a $6,919,000 mortgage facility with a seven-year term and a 20-year amortization period. The interest rate on the mortgage note is fixed at 7.5%. The working capital facility has a total availability of $28 million, including the swing line of credit. The interest rate fluctuates based on the Company's debt coverage ratio. The interest rate can range from LIBOR plus 1 1/4 to LIBOR plus 2 1/4, or the agent bank's prime rate, at the Company's option. Based on the formula in the agreement, the Company's current borrowing cost would be LIBOR plus 1 1/4%, or the agent bank's prime rate, at the Company's option. Amounts available under this facility are based on the Company's eligible receivables and inventories.

     At May 1, 1999, the Company had approximately $22,500,000 available under its combined working capital and swing line facility. Outstanding letters of credit were approximately $5,500,000 at May 1, 1999. During the thirteen weeks ended May 1, 1999, the Company entered into capital lease agreements for the purpose of obtaining computer equipment, at a cost of approximately $168,000.

 (6) Leases

     During the thirteen weeks ended May 1, 1999, the Company entered into new or relocation leases for 18 stores and amended or extended leases for 17 stores, which increased future minimum rental payments by approximately $10,700,000 since January 30, 1999. Total future minimum rental payments under all noncancelable operating leases with initial or remaining lease terms of one year or more are approximately $76,800,000.

     Total rent expense for all operating leases was as follows:

                                                      Thirteen Weeks Ended
                                                    May 1,              May 2,
                                                    1999                 1998
                                                    ------              -------

Minimum rentals                                  $5,264,617           $5,229,744
Contingent rentals                                  100,765               36,003
                                                 ----------           ----------
Total                                            $5,365,382           $5,265,747
                                                 ==========           ==========

(7) Net Income Per Common Share

     The reconciliation of net income per common share and diluted net income per common share is as follows:

                                                                                                 Diluted
                                                     Net Income                                  Net Income
                                                     Per                        Stock            Per
                                                     Common Share               Options          Common Share
                                                     ------------               -------          ------------

Thirteen weeks ended May 1, 1999:
Net income                                           $3,446,929                 -                $3,446,929
Weighted average shares                               7,106,469                  134,466          7,240,935
                                                     ----------                                  ----------
Per share amount                                     $     0.49                                  $     0.48
                                                     ==========                                  ==========

Thirteen weeks ended May 2, 1998:
Net income                                           $2,471,595                 -                $2,471,595
Weighted average shares                               7,232,696                  125,250          7,357,946
                                                     ----------                                  ----------
Per share amount                                     $     0.34                                  $     0.34
                                                     ==========                                   =========

(8) Store Closing Costs

     In late fiscal 1997, the Company adopted a plan to close approximately 30 underperforming stores upon lease termination or settlement with the landlords. During fiscal 1998, 14 unprofitable stores were closed, including two during the first quarter. In addition, based on financial performance evaluations, management added 10 stores to the store closing plan and removed 11 stores from the store closing plan, bringing the number of stores in the store closing plan to 15 at January 30, 1999. The Company closed one unprofitable store during the first quarter of 1999.

     The Company has scheduled seven additional stores for closing during the remainder of fiscal 1999. Terminations of the remaining stores' leases are still being negotiated with the landlords. Write-down of store assets and store closing costs were approximately $207,000 and $189,000 during the first quarters of 1999 and 1998, respectively.

(9)  Stockholders' Equity

     The change in stockholders' equity was as follows:


                                              Additional
                                  Common       Paid-In         Retained
                                  Stock        Capital         Earnings         Total
                                -----------  ------------     -----------      --------

Balance at
 January 30, 1999            $     72,800    $ 46,525,187    $ 31,154,488   $ 77,752,475
Net proceeds from the sale
 of 4,894 common shares                49          29,315            --           29,364
Repurchase of 285,100
 shares of common stock             (2,851)     (2,291,103)           --       (2,293,954)
Net income                           --              --         3,446,929      3,446,929
                             ------------    ------------    ------------   ------------
Balance May 1, 1999          $     69,998    $ 44,263,399    $ 34,601,417   $ 78,934,814
                             ============    ============    ============   ============

     Item 2.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Forward-Looking Statements

     This outlook contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward- looking statements are based on current expectations that are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements. Such factors include, but are not limited to, the following: Year 2000 information systems issues; general economic conditions; competitive factors and pricing pressures; the Company's ability to predict fashion trends; consumer apparel buying patterns; adverse weather conditions and inventory risks due to shifts in market demand. The Company does not undertake to publicly update or revise the forward-looking statements even if experience or future changes make it clear that projected results expressed or implied therein will not be realized.

     Overview

     The Company's net income for the thirteen week period ended May 1, 1999 was $3,447,000 compared to $2,472,000 in the thirteen week period ended May 2, 1998. Operating income margins were 7.3% for the first quarter of 1999 compared to 5.8% in 1998. Write-down of store assets and store closing costs were approximately $207,000 and $189,000 during the first quarters of 1999 and 1998, respectively. Before these costs, the operating income margins would have been 7.5% and 6.1% in 1999 and 1998, respectively.

     The improvement in operating income margin over the prior year is attributable to improved sales and merchandise margins, leveraged buying and occupancy costs, savings generated from the amendment and extension of the contract with the Company's third-party credit processor and a decrease in consulting fees, which were incurred in 1998 to re-engineer the merchandise planning and distribution functions.

     Liquidity and Capital Resources

     The Company's cash provided by operations was $4,170,000 during the thirteen weeks ended May 1, 1999, compared to cash provided by operations of $4,253,000 during the thirteen weeks ended May 2, 1998. The decrease in cash flow provided by operations is primarily attributable to an investment in working capital, offset by increases in net income and depreciation expense. The Company's working capital was $30,242,000 at May 1, 1999 compared to $28,502,000 at January 30, 1999. The Company's internally generated cash flow financed its operating requirements, capital expenditures and debt service during the thirteen week period ended May 1, 1999.

     The Company maintains a merchant services agreement with a third-party credit processor. This agreement provides for the Company to sell, without recourse, accounts receivable from private label credit card sales. The third-party provides all authorization, billing and collection services for these accounts. The agreement was amended and extended during the first quarter of 1999, allowing the Company to obtain more favorable terms. Also, as an incentive to extend the agreement, the third-party provider agreed to pay the Company an up-front cash payment. This amount will be amortized evenly into income over the life of the new agreement. The agreement expires in January 2005.

     Capital Expenditures

     The Company has incurred approximately $1,100,000 to relocate, remodel or expand approximately seven existing stores during the first quarter of fiscal 1999. An additional $400,000 has been incurred for the opening of five new locations. The Company estimates that total fiscal 1999 capital expenditures will be approximately $8,000,000, of which an estimated $5,500,000 will be used for the opening of 12 new locations and the remodeling, relocation and expansion of approximately 42 other locations. The remainder of the capital expenditures are to upgrade existing computer systems, add additional software technology and to maintain existing facilities.

     Banking Arrangements

     The mortgage financing agreement provides a $6,919,000 mortgage facility with a seven-year term and a 20-year amortization period. The interest rate on the mortgage note is fixed at 7.5%. The existing bank credit facility has an availability of $28,000,000, including the swing line of credit. The interest rate fluctuates based on the Company's debt coverage ratio. The interest rate can range from LIBOR plus 1 1/4 to LIBOR plus 2 1/4, or the agent bank's prime rate, at the Company's option. Based on the formula in the agreement, the Company's current borrowing cost would be LIBOR plus 1 1/4%, or the agent bank's prime rate, at the Company's option. The agreement expires June 30, 2001.

     At May 1, 1999, the Company had approximately  $22,500,000  available under
its  combined  working  capital  and  swing  line  facility  and   approximately
$5,500,000 in outstanding letters of credit.

     The Company believes that its internally generated cash flow, together with borrowings under the bank credit agreement, will be adequate to finance the Company's operating requirements, debt repayments and capital needs during the foreseeable future.

     Results of Operations

     Thirteen Weeks Ended May 1, 1999 Compared to Thirteen Weeks Ended May 2,
     1998

         Net sales in the first quarter of 1999 increased 5.0% to $80,300,000 from $76,452,000 in the first quarter of 1998. Comparable stores' sales increased 6.0%, primarily due to an increase in the number of saleschecks generated and an increase in the number of units per salescheck, offset by a decrease in average unit price. During the first quarter, one store was closed and five stores were opened, increasing the number of stores operated by the Company on May 1, 1999 to 436. At May 2, 1998, the Company operated 440 stores.

     Gross margin, after buying and occupancy costs, increased as a percentage of sales to 33.6% from 33.1% in the first quarter of 1998. The increase is attributable to both leveraged buying and occupancy costs and improved merchandise margins. Buying and occupancy costs deceased as a percentage of sales by 21 basis points. Additionally, merchandise margin increased as a percentage of sales by 29 basis points. The increase in merchandise margin was driven primarily by an increase in merchandise markup.

     Selling, general and administrative expenses increased to $20,718,000 in the first quarter of 1999 compared to $20,431,000 in the first quarter of 1998. As a percentage of sales, the selling, general and administrative expenses decreased to 25.8% from 26.7% in the first quarter of 1998. Factors contributing to this decrease were the savings obtained through the amendment and extension of the Company's third-party credit agreement and a decrease in consulting fees, which were incurred in 1998 to re-engineer the merchandise planning and distribution functions.

     In late fiscal 1997, the Company adopted a plan to close approximately 30 underperforming stores upon lease termination or settlement with the landlords. During fiscal 1998, 14 unprofitable stores were closed, including two during the first quarter. In addition, based on financial performance evaluations, management added 10 stores to the store closing plan and removed 11 stores from the store closing plan, bringing the number of stores in the store closing plan to 15 at January 30, 1999. The Company closed one unprofitable store during the first quarter of 1999. The Company has scheduled seven additional stores for closing during the remainder of fiscal 1999. Terminations of the remaining stores' leases are still being negotiated with the landlords. Write-down of store assets and store closing costs were approximately $207,000 and $189,000 during the first quarters of 1999 and 1998, respectively.

     Interest expense was approximately $103,000 in the first quarter of 1999 compared to $280,000 in the first quarter of 1998. The decrease is primarily attributable to the decrease in working capital borrowings and an increase in interest income. Interest expense is net of interest income of approximately
$123,000  and  $15,000  for  the  first   quarters  of  fiscal  1999  and  1998,
respectively.

     Income taxes were provided at effective rates of 39.9% and 41.0% for the thirteen weeks ended May 1, 1999 and May 2, 1998, respectively. The statutory rate is affected primarily by non-deductible goodwill amortization and state income taxes.

     Net income for the first quarter of 1999 was $3,447,000 compared to $2,472,000 for the first quarter of 1998. Net income per common share, assuming dilution, was $0.48 per share in the first quarter of 1999 and $0.34 per share in the first quarter of 1998. Before the write-down of store assets and store closing costs, the Company's net income per common share would have been $0.49 and $0.35 for the first quarters of 1999 and 1998, respectively.

     During the first quarter of 1999, the Company repurchased and retired 285,100 shares of its outstanding common stock for approximately $2,294,000.

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

     The Company has requested, from its key third-party providers, certifications of year 2000 compliance. The Company is developing plans to test the systems where the third-party responded as being compliant by December 31, 1999. Contingency plans to address unexpected year 2000 scenarios will be developed to address the material risks and uncertainties for those third-parties who either do not respond or who responded that they will not be compliant. The Company expects the majority of its information systems to be year 2000 compliant by 2000; however, no assurances can be given that the efforts by the Company and its third-parties will be successful. The Company does not currently estimate that the cost to remedy year 2000 noncompliant technologies will be significant.

     PART 2 - OTHER INFORMATION

     Item 1.   Legal Proceedings
            None

     Item 2. Changes in the Rights of the Company's Security Holders Not applicable

     Item 3.   Defaults by the Company on its Senior Securities
            Not applicable

     Item 4.   Submission of Matters to a vote of Security Holder

           The Annual Meeting of the Stockholders of the Company was held on June 2, 1999. Matters voted upon at the meeting were the election of directors, the ratification of independent public accountants and the increase of the number of shares under the 1994 Omnibus Incentive Plan, to limit discretion thereunder and to ratify the grant of options thereunder.

                                                                        Abstain/
                                                                         Broker
                                       For      Against     Withheld   Non-Votes
Election of directors:
   David C. Forell                  5,561,431      -       1,329,215       -
   Allen B. Morgan, Jr.             5,561,431      -       1,329,215       -
   Elliot J. Stone                  5,559,631      -       1,331,015

Increase   incentive  plan
 authorized   shares, limit
 discretion thereunder, and
 ratificationof all grants
 under the plan to date             3,511,698    1,356,116      -      2,022,832

Appointment of Arthur Andersen LLP  6,876,238        7,531      -          6,877

           Item 5.  Other Information
                    Not applicable

           Item 6.  Exhibits and Reports on Form 8-K

               (A)  Exhibits:

                   (1) Merchant  Services  Agreement  between  Hurley State Bank and Catherines, Inc.

                   (2) 27.1 Financial Data Schedule (for EDGAR filing only)

               (B) Reports on Form 8-K:
                   None.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIGNATURES


                     June 2, 1999                 /s/ David C. Forell
                       (Date)                     --------------------------
                                                     David C. Forell,
                                                     Executive Vice President,
                                                     Chief Financial Officer
                                                     Secretary

CONFIDENTIAL INFORMATION HAS BEEN OMITTED FROM THIS EXHIBIT AND FILED SEPARATELY WITH THE SEC. EACH PLACE OF OMISSION IS INDICATED WITH **.



                           MERCHANT SERVICES AGREEMENT


     This MERCHANT SERVICES AGREEMENT (the "Agreement") is made as of December 1, 1998, by and between Hurley State Bank ("Bank"), a Bank organized and existing under the laws of the State of South Dakota with its offices at 811 East 10th Street, Sioux Falls, South Dakota 57103, and Catherines, Inc. ("Company"), a corporation organized and existing under the laws of the State of Delaware, with its offices at 3742 Lamar Avenue, Memphis, Tennessee 38118.


                                   WITNESSETH:

     WHEREAS, Bank intends to issue to consumers private label credit cards for use at specific retail establishments and desires to offer to certain consumers the ability to use a Bank-issued credit card (bearing certain Tradenames and/or Trademarks which are either licensed to or owned by Company) for the purchase of goods, gift certificates for goods, and services normally offered by Company to its Cardholders (either in its stores, by mail, including statement inserts, by electronic means or as otherwise agreed to by the parties)(collectively "Authorized Goods"); and

     WHEREAS, Company is in the business of providing Authorized Goods and desires to offer consumers the convenience of using a Bank-issued credit card with its licensed or owned Tradenames and/or Trademarks appearing on such card in payment therefor; and

     WHEREAS, Bank directly or through its designee will operate and administer a merchant authorization and settlement program whereby, subject to certain conditions, Bank will authorize certain Bank-issued credit card transactions for Company and Company or its designated agent will present Bank with transaction records for payment; and

     WHEREAS, Bank and Company intend that this Agreement supersede all previous agreements (and their various addendums) between the parties for merchant services provided by Bank to Company, and cover all outstanding accounts under such previous agreements.

     NOW, THEREFORE, in consideration of the foregoing premises and mutual covenants hereinafter set forth and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Bank and Company agree as follows:

                                    ARTICLE I

                                   DEFINITIONS

     1.1 Definitions. Except as otherwise specifically indicated, the following terms shall have the meaning specified herein:

     "Account" means a credit account on which a purchase transaction has been made or may be made by (or by a person authorized by) the Cardholder pursuant to a Card. An Account may have more than one Card issued for it. Any Account shall be deemed to be the property of Bank and Bank shall establish the terms and conditions under which Accounts will be established.

     "Account Balances" shall have the same meaning as is set forth in the Additional Purchase Agreement.

     "Account Issuance Criteria" means the credit criteria under which Bank shall determine whether to approve or decline applications for Accounts. Bank may make changes to the Account Issuance Criteria based on the performance of the Card Plan and will advise Company and discuss such changes with Company prior to implementation of such changes. Bank and Company shall meet from time to time to discuss the Account Issuance Criteria as it relates to the performance of the Card Plan.

     "Active Account" means an Account which at any time during a billing cycle has a debit or credit balance.

     "Additional Purchase Agreement" means a Purchase and Sale Agreement, in substantially the form attached hereto as Schedule G.

     "Affiliates"   means   Catherines   of   California,   Inc.,  a  California
corporation, Catherines of Pennsylvania, Inc., a Tennessee corporation, and Catherines Partners, L.P., a Tennessee limited partnership.

     "Assets to be Sold" shall have the same meaning as is set forth in the Additional Purchase Agreement.

     "Authorization" means permission from Bank to make a Card Sale.

     "Authorization Center" means the facility designated by Bank as the facility at which Card Sales are authorized.

     "Business Day" means Mondays through Fridays except days when Bank is closed for business.

     "Card" means (i) a credit card issued by Company (or a Predecessor in Interest of Company) prior to the Transfer Date bearing Company's (or such Predecessor's) name or one of its Tradenames, and which evidences an Account which was purchased from Company pursuant to the Original Purchase Agreement, or
(ii) a credit card issued by Bank with certain Tradenames and Trademarks appearing on such card or with such other design as mutually acceptable to the parties, which evidences an Account. During the term of this Agreement, Company shall not (and shall not cause or permit the Affiliates to) issue, arrange to issue, or accept any other private label credit card, or private label credit account, including any credit card or account under any of the Tradenames or Trademarks, except for Accounts which Bank purchased but returned to Company as an Ineligible Account under the Original Purchase Agreement. The foregoing limitation shall not apply to third party non-private label credit cards such as Visa, MasterCard or Discover Card (including those which are co-branded cards bearing the Trademarks or Tradenames). "Card Plan" means the programs under which Accounts have been or will be established and Cards issued to Cardholders. "Card Sale" means any sale of Authorized Goods that Company makes to a Cardholder pursuant to this Agreement that is charged to an Account.

     "Cardholder" means (i) the person in whose name an Account is maintained and (ii) an authorized user of that Account, as applicable.

     "Chargeback" means the refusal of Bank to pay Company for a Card Sale or the return to Company and reimbursement to Bank of a Card Sale for which Company was previously paid.

     "Credit" means a non-cash refund (for returns or otherwise) issued by Company to a Cardholder of all or a portion of the amount of a Card Sale.

     "Credit Slip" means evidence of a Credit in paper or electronic form.

     "Customer Satisfaction Survey" shall have the meaning set forth in Section 3.1(d) below.

     "Daily Remittances" shall have the meaning set forth in Section 2.7(c) below.

     "Effective Date" means December 1, 1998.

     "Electronic Commerce" means transactions generated from the Internet- based catalog developed by Company and transmitted by Cardholder to Company or its agent via the Internet, telephone, facsimile or mail. Company and Bank shall mutually agree on the process by which a Cardholder may transmit transactions to Company or Bank via the Internet (including without limitation transmissions by a third party intermediary designated by Company (such as AT&T Secure Buy).

     "Electronic Location" means a Company location at which there is an Electronic Terminal.

     "Electronic Terminal" means an electronic terminal or computer capable of communicating by means of an on-line or dial-up electronic link (whether routed through Bank's facilities or otherwise) with an Authorization Center to obtain Authorization. Company agrees that the Electronic Terminals it uses hereunder shall be reasonably acceptable to Bank.

     "Eligible Accounts" shall have the meaning set forth in the Additional Purchase Agreement.

     "Floor Limit" means the United States dollar amount designated by Bank, as it may be changed from time to time, at or above which Authorization must be obtained to make a Card Sale.

     "Ineligible Accounts" shall have the meaning set forth in the Additional Purchase Agreement.

     "Net Card Sales" means the actual amount of Card Sales less Chargebacks or Credits. "Network Services" shall have the meaning set forth in the Network Services Agreement attached hereto as Schedule B.

     "Operating Regulations" means the standard operating procedures of Bank, as they may be changed from time to time, which shall be provided to Company upon written request therefore. For purposes of this Agreement, the Operating Regulations shall be deemed an integral part of the Agreement and references to the Agreement shall be deemed to include the Operating Regulations.

     "Predecessor in Interest" means a corporation or entity from whom or as to which Company acquired or otherwise succeeded to ownership of Cardholder Agreements (as defined in the Original Purchase Agreement) and Accounts relating thereto.

     "Privilege Fee" shall have the meaning set forth in Section 3.1(e).

     "Original Purchase Agreement" means the agreement Company and Bank dated October 1, 1992, for the initial purchase of Company's then existing private label credit card accounts and the balances thereunder.

     "Sales Data" means Card Sales and Credits whether in paper form, in the form of magnetic tape, or in a form in which the data representing Card Sales and Credits are electronically transmitted.

     "Sales Slip" means evidence of a Card Sale in paper or electronic form.

     "Securitization Agreement" means an agreement between Bank and a third party which may include a limitation or delay in the timing of Bank's right to cause the purchase, or Company's right to purchase the receivables on certain Accounts covered under such securitization agreement.

     "Settlement" means the reimbursement to Company for the net amount of Card Sales and Credits remitted to Bank, including any reduction for payments accepted by Company in accordance with paragraph 2.7 herein.

     "Settlement Account" means the deposit account(s) at the financial institution(s) designated by Company as the account(s) to be debited and/or credited, as applicable, for the Settlement of Card transactions and the payment of any fees and charges due hereunder.

     "Standards" means all of the standards of performance set forth in Schedule C attached hereto.

     "Tradename" means Catherines, Plus Sizes (including "PS Plus Sizes . . . Plus Savings"), Catherine's Stout Shoppe, Clothes for Eve, Added Dimensions, The Answer, Other Dimensions, Virginia Specialty Stores, VSSI, the corporate name of Company, and any combinations thereof.

     "Trademark" means any logo or symbol utilized by Company as a trademark or service mark in connection with the sale of Authorized Goods. "Transfer Date" shall have the meaning set forth in the Additional Purchase Agreement.

     Other capitalized terms used herein without definition shall have the definitions ascribed to them in the Additional Purchase Agreement.

     1.2. Construction. Unless the context otherwise clearly indicates, words used in the singular include the plural and words used in the plural include the singular.

                                   ARTICLE II

                  ISSUANCE OF ACCOUNTS AND ACCEPTANCE OF CARDS

     2.1 Conditions of Opening Accounts. Subject to the terms and conditions of this Agreement, Bank shall receive Cardholder applications and approve or decline Accounts in accordance with Bank's Account Issuance Criteria.

     (a) Written Applications. Applications which are received by Bank through the mail and are not made contemporaneously with a sale shall be reviewed in accordance with Account Issuance Criteria and Bank's customary practice for written applications.

     (b) Applications with Accompanying Sale. Applications telephoned to Bank by Company's employees in conjunction with a sale shall be reviewed by Bank in accordance with Bank's Account Issuance Criteria. Subject to the obligations of Bank under Section 3.1(f)(iii), Bank shall use its best efforts to approve or decline such applications within five (5) minutes after receipt by Bank. Company shall be responsible for the following:

     (i) Providing all information found on Customer's Application which has been requested by Bank's representative.

     (ii) Obtaining positive identification of the individual applying for the Account, including but not limited to obtaining driver's license and social security numbers.

     (iii) Obtaining the signature on the application of all persons whose name will appear on the Account or will be responsible for the Account.

     (iv) Upon either approval or decline, the application must be sent to Bank at the designated address.

     (v) The sale must be entered into Company's Electronic Terminal. If requested to do so by Bank's representative, Company's employee shall also enter into the Electronic Terminal the approval code provided by Bank.

     Failure by Company to adhere to the above procedures shall result in a chargeback in accordance with Paragraph 2.10 of this Agreement.

     (c) Credit Scoring Models. Any changes by Bank to new Account Credit Scoring Models (as utilized in opening new Accounts) will be submitted by Bank to Company and will be discussed by Bank with Company prior to implementation, with Bank to provide to Company in connection with such discussion the reasons for such changes. Bank will test any new credit scoring model based on historical data from previous applications for Accounts, and will not implement the new model if the prior testing of the new model reflects a 20% or greater reduction in the application approval rates; provided, however, that Bank may implement such new scoring model if such implementation is necessary to ensure the safety and soundness of Bank. Notwithstanding the above, Bank will not, without Company's prior agreement, replace the credit scoring models with a new model more than one time during the Initial Term or one time during any Subsequent Term unless Bank is required to do so to comply with applicable law or regulation, or to address material changes in economic conditions or the demographics of applicants.

     (d) Toll Free Line. Bank shall at all times designated in the Standards, at its expense, provide a toll free telephone number to Company accessible at all Company locations in the United States for use by Company in transmitting telephone or other electronic applications for new Accounts; provided, however, Bank shall not be obligated to furnish more than four (4) toll free telephone numbers to Company.

     (e) POS Fee. As an inducement for Company to utilize a Remote Entry Application Processing ("REAP") function for transmitting applications for the Card to Bank (including applications transmitted from or through Company's website [except for those applications transmitted by the prospective Cardholder] or other Internet connections mutually agreed upon by the parties), Bank will pay to Company a POS Fee, as set forth below, for each REAP application for the Card which has been approved by Bank and activated by the Cardholder in the same calendar month. The base POS Fee will be [**] per such application. For each month during which the total of applications submitted utilizing the REAP function is between 50% and 74.99%, the POS Fee will be [**] per such application. For each month during which the total of Company applications submitted utilizing the REAP function is 75% or greater, the POS Fee will be [**] such application. The POS Fee will be paid to Company once monthly under the mechanism for settlement of Card Sales as set forth in paragraph 2.7.

     (f) Monthly Reports on New Accounts. Bank shall furnish to Company, on a monthly basis, at Bank's expense, a report setting forth all material information regarding all new Accounts opened by Bank during the prior month in substantially the form attached hereto as Schedule D.

     (g) Viewing Access as to Certain Matters. At all times during the hours Bank is to furnish customer service pursuant to the Standards, Bank shall, at its expense, provide to the credit department of Company, on-line viewing only access to the Account inquiry screens for each Account, which will include the "PLCI" screen (containing the customer's name, address, limit and balance information) and the "ARIH" screen, and Company will implement a procedure to obtain a Cardholder's consent to access Cardholder's credit information.


     2.2 Honoring of Cards.

     (a) Conditions for Honoring Cards. Subject to the terms and conditions of this Agreement, Company agrees to accept the Card for payment of Authorized Goods in those instances when a Cardholder wishes to charge the purchase of such Authorized Goods to his/her Account and shall not attempt to suppress or discriminate against use of a Card by a Cardholder (except in accordance with this Agreement). Company shall accept the Card at all of its participating locations for the purchase of Authorized Goods, provided the Card transactions resulting from such acceptance of the Card are submitted to Bank in United States dollars. Bank will advise Company if it develops the capability of accepting Card transactions in currencies other than United States dollars. In such event, Card transactions may be made in such other currencies upon terms and conditions to be mutually determined at that time. If any facility or service is operated on Company premises under a franchise, lease or license from

Company and such franchisee, lessee or licensee (who is not a party to a merchant services agreement with Bank) agrees with Company to accept Cards, Card Sales incurred at such facility or service shall be subject to the terms and conditions of this Agreement and must be handled through Company as if it had transacted such Card Sales. Company shall be obligated to pay its franchisee, lessee or licensee with respect to such Card Sales in accordance with the provisions of Company's agreement with such franchisee, lessee or licensee, to the extent such agreement does not conflict with the terms of this Agreement.

     (b) Card Acceptance. Acceptance of Cards by Company shall continue until the termination of this Agreement.

     2.3 Acceptance of Cards. Company shall accept each Card presented by a Cardholder as conditional payment for Authorized Goods provided that all of the following conditions are met with respect to each Card Sale and that Company further complies with all of the procedures set forth elsewhere in this Agreement and in the Operating Regulations relating to the acceptance of Cards each time it makes a Card Sale:

     (a) The Card is used as conditional payment for Authorized Goods purchased by a Cardholder;

     (b) Company will not accept a Card for the purpose of advancing money to a Cardholder or paying money to a Cardholder for any amount that is included in a Card Sale;

     (c) Company has followed the procedures for the completion of Sales Slips as set forth in Section 2.5 below; and

     (d) Company has obtained Authorization for the Card Sale if required pursuant to paragraph 2.6 below.

     2.4 Operating Regulations. The Operating Regulations may be changed by Bank from time to time upon sixty (60) days prior written notice to Company, provided, however, that changes which do not require major systems or operational modifications and changes required for security measures shall be made effective as soon as possible following Company's receipt of notice thereof but in all events shall become effective within ten (10) days of Company's receipt of notice thereof. Notwithstanding the above, other than for modifications required by applicable law or regulation (which will be effective immediately) the parties shall mutually agree on such modification in the event such modification involves a significant cost to Company. In the event of any conflict or inconsistency between the terms of this Agreement and those of the Operating Regulations, the former shall govern.

     2.5 Completion of Sales Slips.


     (a) General Requirements. For each Card Sale, Company shall prepare a Sales Slip using a form that is mutually acceptable to Bank and Company, e.g., a universal sales slip. Each Sales Slip must be legible and fully completed with the following information:

     (i) The date and, unless otherwise provided to Bank, e.g. batch reports, etc., location (city/state or Internet) of the Card Sale;

     (ii) A brief description of the Authorized Goods;

     (iii) The total amount of the Card Sale, including tax;

     (iv) The Account number;

     (v) The Authorization number or code (where applicable); and

     (vi) Company's merchant number, unless otherwise provided to Bank, e.g. batch reports; and

     (vii) A unique number must be assigned to each transaction that is transmitted via the Internet.

     Each Sales Slip shall be imprinted to obtain a clear imprint of the Card; provided that in the case of Sales Data which are electronically produced by Company, Company shall not be required to obtain an imprint of the Card. However, Company shall be required to enter the Account number, as applicable into the electronic terminal.

     (b) Cardholder's Signature. With the exception of transactions generated through Electronic Commerce, a Sales Slip must be signed by the Cardholder for each Card Sale at the time the Card Sale is made and in the presence of an authorized representative or employee of Company. The signature on the Sales Slip must be reasonably similar to the signature appearing on the signature panel of the Card. Transactions generated through Electronic Commerce must include a Sales Slip with a notation as to the method of presentation for the transaction. After completion of the Card Sale, Company shall provide a legible and completed copy of the Sales Slip to the Cardholder. If Company fails to obtain the signature of the Cardholder or the required notation on a Sales Slip and the Cardholder has not authorized the Card Sale or denies the validity of the Card Sale, the Card Sale shall be subject to Chargeback pursuant to paragraph 2.10 below.

     2.6 Authorization.


     (a) General Requirements. In accordance with the terms of this paragraph 2.6, Company shall obtain Authorization for each proposed Card Sale at or above the Floor Limit and, as required below. For purposes of this Agreement, the purchase of one or more items or other Authorized Goods made by a Cardholder at one Company location and at one time shall be deemed to constitute a single Card Sale.

     (b) Floor Limit. The Floor Limit shall be $0. Bank may change the Floor Limit upon thirty (30) days prior notice to Company. Notwithstanding the above, the Floor Limit shall automatically become $200 only during such times that Company is unable to obtain an electronic or telephone authorization from Bank due solely to Bank's authorization system not being operational.

     (c) Obtaining Authorization.

     (i) Electronic Locations. To obtain Authorization for Card Sales made at Electronic Locations, including transactions transmitted to Company via Electronic Commerce, Company shall utilize an Electronic Terminal in accordance with procedures applicable for the use of that terminal. At an Electronic Location, if a referral code is displayed on an Electronic Terminal, Company shall telephone Bank to obtain further instructions, using a toll-free telephone number provided by Bank for such purpose.

     (ii) Non-Electronic Authorization. To obtain Authorization when Bank's electronic capability to provide Authorization or Company's electronic capability to obtain Authorization is not operational, Company shall contact Bank using a toll-free telephone number provided by Bank for such purpose. If the Authorization Center approves the Card Sale, Company will be given an Authorization code or number which must be written on the Sales Slip.

     (d) Right of Chargeback. If Authorization for any Card Sale is required but not obtained by Company, or requested by Company but declined by Bank, Bank may process a Chargeback for such Card Sale pursuant to paragraph 2.10 below.

     (e) Cancellation of Authorization. At its expense, Bank shall make available during Bank's normal authorization hours, a toll-free number which Company may call in the event a previously authorized Card Sale is canceled by the Cardholder.

     (f) Account Number Look-Up. In the event Company calls Bank to look-up an Account number for a purchasing Cardholder due to the fact that such Cardholder does not have his Card with him at the time of purchase, Bank shall provide the number to Company and proceed with the authorization process without requiring the Cardholder to produce any forms of identification provided that the identity of the Cardholder is known to Company and Company orally vouches to Bank as to the identity of such Cardholder at the time such authorization is requested. Notwithstanding the foregoing, Bank is specifically authorized to Chargeback any such sale to Company if the person in whose name the Account is maintained refuses to pay for such the Card Sale on the basis that the person who utilized the Card to make such sale was not the Cardholder which such person represented himself/herself to be. (g) Authorization of Card Usage by Cardholder's Spouse, Subject to Chargeback Rights. For purposes of this Agreement, the spouse of a person in whose name an Account is maintained shall automatically be deemed to be an authorized user of the Account (even if such spouse has not been specifically authorized by such person to be a user of the Account) unless and until a charge made by such spouse on such Account is rejected by such person on the basis that such spouse is not an authorized user. Accordingly, unless and until such a rejection of a charge has been made by such a person with respect to his (her) spouse, in the event that Company requests authorization for a sale to such spouse, Bank shall not deny the authorization by reason of the fact that such spouse is not a specifically authorized user of the Account. Notwithstanding any of the foregoing, Bank is specifically authorized to Chargeback any sale to Company if the person in whose name the Account is maintained refuses to pay for such a Card Sale on the basis that his (her) spouse was not specifically designated by such person as an authorized user.

     (h) Payment Made in Store. For purposes of determining whether aCard Sale will be authorized or denied for a Cardholder on the basis of the credit limit for the Account, Bank shall accept the oral statement of Company that such Cardholder has made an in-store payment to Company. Notwithstanding the foregoing, Bank is specifically authorized to Chargeback any such sale to Company if the Account was in fact over its credit limit at the time of such sale and the charge arising from such sale is not paid by or on behalf of the person in whose name the Account is maintained.

     (i) Over Limit Sales. Bank will continue to authorize Card Sales to a Cardholder when the Cardholder's Account would be in excess of Bank's prescribed credit limit, up to a maximum of 30% over such limit, when warranted by and in accordance with the "Triad" behavioral scoring criteria or other similar scoring criteria as utilized by Bank from time to time.

     2.7 Settlement of Card Transactions.

     (a) Remittance of Sales Data by Company. At least weekly, Company shall remit Sales Data to Bank. All such remittances shall be in Bank's form and format. Remittances of Sales Data shall contain all of the information specified in this Agreement and the Operating Regulations. Upon receipt thereof, Bank will balance and edit the data submitted and make appropriate adjustments for errors or invalid or incomplete transactions. In the event all or a portion of the required data is not received by Bank or such data is unreadable, Bank shall not be required to process the Sales Data containing the missing or unreadable data, but shall promptly inform Company or its designated agent of the missing or unreadable data. Company shall be responsible for retrieving and resubmitting the Sales Data in completed form. Company shall be responsible for the loss, damage or destruction of Sales Data until such Sales Data is received by Bank.

     (b) Obligation to Reimburse Company for Sales Data. Subject to Bank's right of Chargeback, Bank shall pay Company for all Card Sales properly submitted by Company and received by Bank. Bank will pay Company an amount equal to the total amount of Card Sales submitted to and received by Bank, less the amount of Credits and in-store payments under Section 2.8, if any, submitted that Business Day by Company, plus or minus the applicable amount, if any, for other adjustments to the amounts so submitted as expressly provided for herein. Bank shall not be required to pay Company for any Card Sale not submitted within 60 days of the date of the Card Sale.

     (c) Method and Timing of Settlement. For each electronic or tape remittance of Sales Data received in Bank's form and format by the following specified local time on a particular Business Day at the location specified by Bank, Bank will initiate the appropriate credit or debit to the Settlement Account, as applicable, by federal wire transfer of funds, on the U.S. Federal Reserve wire system, by the following specified Business Day ("Daily Remittances"), as follows: (x) receipt by 10:00 AM, Eastern Time, transfer initiated by the next Business Day; (y) receipt after 10:00 AM, Eastern Time, transfer initiated by the second Business Day. Company hereby authorizes Bank and its designated agents and representatives to credit or debit the Settlement Account, as applicable, in accordance with this Agreement and the rules and procedures of the settlement institution. This authority shall remain in effect until five (5) Business Days after Bank receives written notice from Company of its cancellation of such authorization, provided that in the event of termination of this Agreement, Company agrees to maintain the Settlement Account with sufficient funds until such time as Company and Bank agree that all Chargebacks and other adjustments are processed and to permit Bank to credit and debit such Settlement Account until all charges, Chargebacks and other adjustments are settled as provided in this Agreement. Bank shall not be liable to Company for any delays in receipt of funds or errors in credit entries caused by third parties including, but not limited to, a clearinghouse, Company's financial institution, or any agent of Company.

     2.8 Cardholder Credits and Payments. Unless specifically required by law, Company will not give cash refunds to any Cardholder in connection with a Card Sale. For each Credit issued by Company, Company will prepare and deliver to the Cardholder a Credit Slip which Company will complete in accordance with the Operating Regulations. Company shall submit Sales Data evidencing each Credit to Bank within one (1) Business Day after it is issued in order that the appropriate Credit may be entered on the Cardholder's Account. Company may accept payment for a Card Sale from a Cardholder (other than through the use of the Card) if Authorization for such Card Sale is denied by Bank or such Card Sale is charged back to Company by Bank. In addition, Company may accept in store payments on an Account from Cardholders provided that the payment amount and Cardholder information is submitted with the settlement data and in a form that is mutually agreeable to Bank and Company.

     2.9 Billing Inquiries and Cardholder Disputes.

     (a) Bank will notify Company as soon as practical when a Cardholder has made a billing inquiry or filed a billing error notice relating to a Card Sale made by Company. Company agrees to investigate and make a good faith effort to resolve each billing inquiry or dispute referred to it by Bank or received directly from a Cardholder. Within fifteen (15) Business Days from the date Bank provides a billing inquiry or dispute to Company, Company shall notify Bank in writing of the resolution thereof or the action Company will take to resolve the billing inquiry or dispute. Company shall provide Bank with all such information as Bank may reasonably request in connection therewith.

     (b) Bank shall continue to adjust disputed late fees and finance charges in accordance with the same policy as in effect at Bank on the Effective Date.

     (c) In connection with the collection of Accounts and the resolution of Cardholder inquiries and disputes, Bank shall utilize a designated unit of trained collection and customer service personnel who will interact with Cardholders in a professional and helpful manner. Further, all collection calls will be conducted in conformance with the debt collection practices provisions of the Federal Fair Debt Collection Practices Act and similar applicable state acts. In the event Company advises Bank of its receipt of a significant increase in the number of complaints from Cardholders relating to Banks collection practices, Bank will review with Company the nature of such complaints and Bank will remedy any non-compliance with the aforementioned criteria.

     (d) Bank will notify Company of each lawsuit in which Bank is sued by or on behalf of a Cardholder and Bank is found by a court of competent jurisdiction to have violated the Federal Fair Debt Collection Practices Act or similar applicable state acts.

     2.10 Chargeback Rights and Procedures.

     (a) Chargeback Rights. If Company has not complied with the terms of this Agreement or with the Operating Regulations with respect to either the Opening of Accounts or a Card Sale made by Company, or if, at the end of the fifteen
(15) Business Day billing inquiry/dispute resolution period specified in paragraph 2.9 above, the billing inquiry or dispute is not resolved (or Bank has not been informed of the resolution or the action Company will take to resolve the billing inquiry or dispute), Bank may process a Chargeback to Company for the amount of the disputed portion of the Account balance, the Card Sale or the disputed portion thereof, as applicable. Bank will supply Company with reasonable documentation to support such Chargeback. If Bank processes a Chargeback and the disputed amount is subsequently paid by the Cardholder, Bank will promptly reimburse Company for the amount of the disputed Card Sale or disputed portion thereof.

     (b) Method of Recourse. Bank is not required to pay Company for a Card Sale which is being charged back. If Bank has already paid Company for such Card Sale, Bank, at its sole discretion, may deduct the amount to be charged back from the Settlement Account or offset such amount from a future payment to Company. Any Chargebacks which are not paid by the aforesaid means shall be due and payable by Company promptly on demand. In the event Bank processes a Chargeback, Bank will supply support detail to Company to enable Company to attempt to collect such amount from its customer.

     (c) Company's Right to Collect from its Customer. If Bank fails to pay for the Card Sale for any reason (or exercises its right of Chargeback with respect thereto) then Company may pursue any rights or remedies available to Company at law or in equity against its customer (the Cardholder or other person to whom Company sold the Authorized Goods) to recover payment for the Authorized Goods sold by Company, and the initial acceptance by Company of the Card as conditional payment therefor is not intended by either party hereto to constitute a waiver by Company of any such rights or remedies against its customer.

     (d) Compliance with Laws. Notwithstanding anything to the contrary contained herein, in the event a Cardholder, in accordance with the provisions of applicable state law or the federal Truth in Lending Act and Regulation Z, as they may be amended from time to time, files with Bank a billing error inquiry or alleges a quality dispute with respect to goods or services purchased from Company, Bank has the right of Chargeback against Company with respect to the Card Sale which is the subject of such inquiry or dispute.

     2.11 Representations and Warranties. Company represents and warrants to Bank that each Card Sale will arise out of a bona fide sale of Authorized Goods by Company and will not involve the use of a Card for any other purpose.

     2.12 Reports. Within 30 days after the close of each month, Bank shall supply Company with a monthly statement containing the following information for said month: Card Sales, Credits, in-store payments, Chargebacks, and Daily Remittances. Company may elect to receive additional reports available from Bank containing additional information at Bank's then current price for such reports.

     2.13 Standards. The Standards are hereby incorporated herein by reference and constitute terms and provisions of this Agreement. The term "Agreement", and all references thereto, shall be deemed to include the Standards. Notwithstanding anything to the contrary contained in any other agreement between Bank and Company, or between Bank's designated processor and Company, Bank agrees as follows:

     (a) Except as provided in paragraph 4.6 of this Agreement (Force Majeure), Bank shall at all time perform (and/or cause its designated processor to perform) all of the Standards; and

     (b) in the event of any conflict or inconsistency between the terms of the Standards and any present or future Operating Regulations, the Standards, to the extent that they do not conflict with applicable law, shall govern; and

     (c) Bank shall, on a monthly basis, at its expense, furnish to Company a written report as to the performance by it (and/or its designated processor) of the Standards during the previous month, in substantially the form attached hereto as Schedule C, reporting each incident of performance and non-performance thereof with respect to the matters covered by the Standards.

     2.14 Observation and Review of Processing Facilities. At Company's request, Bank shall, at Bank's expense, provide to Company (x) a letter from Bank's or its designated processor's independent accounting firm reporting the results of the accounting firm's review (as such may exist) of Bank's and/or its designated processor's records and internal control procedures relating to the Accounts and conformance with this Agreement, or (y) (if no such review exists) will prepare and provide to Company such review following the accounting period succeeding Company's request therefor. At Company's request and expense, Bank will permit Company's auditors to make reasonable inquiries to Bank's independent accounting firm to respond to any questions relating to such letter provided to Company. Upon reasonable notice and subject to reasonable scope and frequency, Bank shall permit Company's employees to visit any of its processing locations to review and observe the records, programs, credit processing procedures and procedures relating to the Accounts or Bank's obligations under this Agreement. Upon reasonable notice and subject to reasonable scope and frequency, Bank shall also review with Company's employees Bank's scoring models in reasonable detail.

     2.15 Conflicts and Inconsistencies. In the event of any conflict or inconsistency between the terms of this Agreement (inclusive of the Standards) and any present or future Operating Regulation or the Network Services
Agreement, the terms of this Agreement shall govern unless such terms are prohibited by law or regulation.



                                   ARTICLE III

                            RESPONSIBILITIES/PAYMENTS

     3.1 Bank's Responsibilities.

     (a) Promptly following the date upon which this Agreement is fully executed, Bank will pay to Company a one-time payment of [**] (the "Initial Payment"). If this Agreement is terminated prior to the end of the Initial Term for any reason pursuant to the sections of this Agreement referred to on Schedule F as to which "Yes" appears in the Fee Refund column of Schedule F, Bank shall be entitled to a pro-rated return of the Initial Payment described in this Section 3.1(a) based on the unexpired portion of the intended Initial Term of this Agreement (74 months). (For example, if this Agreement is terminated after 36 months, Bank would be entitled to a return of 38/74ths of the Initial Payment [74-36=38].)

     (b) During the term of this Agreement, Bank will compensate SPS Payment Systems, Inc. ("SPS") for transaction processing services related to the Card provided by SPS to Company pursuant to the Network Services Agreement attached hereto as Schedule B.

     (c) During the term of this Agreement, Bank will provide servicing of the Accounts from its center in Gray, Tennessee; provided, however, that Bank may move such servicing to a different location upon one hundred eighty (180) days prior notification to Company, at which time, Company will have the option to terminate this Agreement upon written notice, given within thirty (30) days of Company's receipt of Bank's notice of relocation, and elect a Purchase Option according to Section 4.4(d) of this Agreement. Notwithstanding the immediately preceding sentence, Company cannot terminate the Agreement as provided in this
Section 3.1(c) if such relocation is (x) required by a federal or state statute or regulation or any court of competent jurisdiction, (y) a temporary (i.e., not more than ninety (90) days) relocation, or (z) a natural disaster.

     (d) Bank agrees to conduct a Customer Satisfaction Survey according to the following guidelines and with the following consequences:

     (i) Customer Satisfaction Survey. (i) Promptly after the execution of this Agreement, Bank shall retain (at Bank's expense) the services of an independent firm to conduct promptly a survey (the "Customer Satisfaction Survey") the purpose of which is to measure overall customer satisfaction based on the aggregate percentage of Customers that respond "satisfied" and "very satisfied" to the survey questions that are determined by the parties to be relevant to identifying levels of customer satisfaction. The aggregate level of "satisfied" and "very satisfied" customers identified by such initial survey shall become the baseline satisfaction percentage for purposes of measuring Bank's performance under this Section. Bank and Company shall mutually establish the target satisfaction percentage for each calendar year. Beginning on May 1, 1999, during the term of this Agreement, Bank shall retain the services of an independent firm to conduct a Customer Satisfaction Survey during each calendar quarter, on regularly scheduled dates, and to prepare a report describing in appropriate detail the results of such survey, comparing Bank's current level of customer service for that quarter against target satisfaction percentage. Bank shall discuss with Company, prior to Bank committing to any change mentioned below, any proposed change in the method, form or questions of the survey to be used. Bank shall cause the firm which conducts each Customer Satisfaction Survey to send the complete report thereon to Company at the same time as it is sent to Bank.

     (ii) Meeting Customer Satisfaction Standards. In the event that Bank fails to meet the target satisfaction percentage for any calendar quarter, Bank shall report to Company the reasons for the failure to achieve such target satisfaction percentage and propose a plan for taking such action as Bank deems appropriate to meet such target satisfaction percentage. The parties acknowledge that Company will be damaged by Bank's failure to meet such customer satisfaction standards and that such damages would be difficult to quantify. Therefore, if Bank fails to meet the customer satisfaction standards as measured by the survey conducted closest to the third anniversary of this Agreement, then Company may elect, by providing Bank with 180 days advance written notice, to terminate this Agreement and Company shall have the right to purchase the Accounts pursuant to the Purchase Option as stated in Section 4.4(d). Notwithstanding the foregoing, if any significant upgrade to the systems related to the operation of the Accounts (i.e., which might reasonably be expected to have a favorable impact on Bank's ability to meet the target satisfaction percentage) has been approved in advance by Company, then Company's termination rights under this Section shall be waived during a reasonable period if and while such upgrade is being actively implemented.

     (e) During the term of this Agreement, Bank will pay to Company within seven (7) days after the last Saturday after each month end, an amount (the "Privilege Fee") equal to [**] of Net Card Sales by Company to Cardholders during the subject month.

     (f) Bank agrees to implement the following processes:

     (i) Bank will implement by August 1, 1999, an "enhanced statementing process", which will include the ability to place on monthly billing statements messages, coupons and/or advertisements which target the statements of specific Cardholders or groups of Cardholders based on selected Account data, geographic location, or Bank's Cardholder Account number provided by Company. (Bank will not be required to add such information on statements of Cardholders who do not currently meet Bank's criteria for purchases, and Bank will advise Company monthly of the number of Cardholders who did not receive such information for such reason.) If Bank fails to implement the enhanced statementing process described in this subsection (i) by said date, Company shall be entitled to a payment of [**] per month for each calendar month in which the process is not available for use by Company. From and after such implementation, Bank shall place on statements such messages, coupons and/or advertisements as may be requested from time to time by Company. Bank shall not place any such information on statements for the purpose of soliciting sales of products or services, without Company's prior written consent. However, Bank shall be entitled to place information on statements that relates to the administration or collection of Accounts, without the prior written consent of Company. Bank shall not be entitled to share in any fees or commissions by Company paid by vendors whose products or services are sold to Cardholders as a result of such messages, coupons and/or advertisements.

     (ii) Bank will implement by February 1, 2000, an "enhanced statementing process", which will include the ability to insert with monthly billing statements up to nine (9) different inserted messages, coupons and/or advertisements per statement per monthly billing cycle which target the statements of specific Cardholders or groups of Cardholders based on selected account data, geographic location, or Bank's Cardholder Account number provided by Company. If Bank fails to implement the enhanced statementing process described in this subsection (ii) by said date, Company shall be entitled to a payment of [**] per month for each calendar month in which the process is not available for use by Company. From and after such implementation, Bank shall insert such materials as may be requested from time to time by Company; provided however, that Bank is entitled, at its option, to utilize up to five (5) different inserted messages or advertisements each month, including, but not limited to notices required by applicable law or regulation and envelopes. Bank shall not insert any such materials without the prior written consent of Company (except notices required by applicable law or regulation). If such vendors were procured by Bank and approved by Company, then Bank and Company will split evenly any fees or commissions paid by vendors whose products or services are sold to Cardholders using such inserts, with the exception of products or services related to credit insurance. Bank shall not be entitled to share in any fees or commissions paid by vendors procured by Company, whose products or services are sold to Cardholders using such inserts. Company agrees to pay any additional postage expenses incurred by Bank for any monthly statements weighing in excess of one (1) ounce, due solely to Company's inserts. Cardholders shall not be permitted to purchase goods offered by such inserts by use of credit cards other than Cards issued by Bank.

     (iii) Bank agrees to be prepared by October 1, 1999, to accommodate the receipt from Company, by electronic transmission to Bank's electronic data interface system, of application information for the opening of new Accounts, and the approval by Bank of the opening of such new Accounts, which meet the following standards:

     A. The receipt of application information requires Company to conform to data transmission requirements specified by Bank. Such data transmission requirements, as may be amended from time to time, shall be provided to Company by Bank;

     B. Such accommodation to receive applications must enable Bank to make the credit response to the application and return such response into the electronic data interface system within an average time of sixty (60) seconds from the time that the required application information is received by Bank's electronic data interface system.

     C. Bank shall provide Company with application processing software and reference materials to transmit the application information to Bank's electronic interface system if Company utilizes a compatible Windows-based PC or Hypercom T77GQ in all Company store locations at no cost to Company. At Company's option Bank will provide to Company (using either Bank personnel or personnel of the information input device vendor) implementation services, and Company will pay Bank for such services the actual cost to Bank therefor.

     D. If Bank is not prepared to accommodate the receipt from Company, by electronic transmission to Bank's electronic data interface system of application information for the opening of new Accounts and the approval by Bank of the opening of such new Accounts by said date, Company shall be entitled to an additional payment of [**] per month for each calendar month.

     (iv) The parties specifically acknowledge that, notwithstanding the payments required to be made by Bank for the failure by Bank to implement the processes or procedures required by this section 3.1(f), Company is also entitled to terminate this Agreement pursuant to the provisions of Section 4.4(b)(vii) for such failure.

     (v) All amounts payable by Bank to Company under this Section 3.1(f) for any calendar month shall be paid within thirty (30) days of the last day of the calendar month. All amounts payable by Bank to Company under this Section 3.1(f) shall be deemed liquidated damages, as to which the parties hereby stipulate as follows: (a)damages, in the event of failure by Bank to discharge timely its obligations under this Section 3.1(f), are incapable or very difficult of accurate estimation at the time this Agreement was made; (b) the parties have discussed, negotiated and made a reasonable attempt to fix the appropriate amount of compensation in the event of such failure by Bank; (c) the amounts stipulated bear a reasonable relationship to the probable damages in the event of such failure by Bank and are not disproportionate to any damages reasonably to be anticipated, in a context where proof of loss would be very difficult; (d) it would be difficult, if not impossible, for Company to obtain an adequate remedy in the event of a failure by Bank; (e) Company and Bank have relatively equal bargaining power; and (f) Company and Bank have relied upon advice of its own counsel in entering into this Agreement, including these liquidated damages provisions.

     (g) Bank will pay to Company [**] one time for each new Account opened and activated in the same calendar month during this Agreement (the aggregate of such amounts payable to be paid within seven (7) days after the last Saturday after each month end).

     (h) Bank will provide thirty (30) days prior written notice to Company of the intended sale of any Ineligible Accounts to any person or entity other than Company. Company will have the option, upon receipt of such notice, to purchase such Ineligible Accounts at a price equal to market value of the Account Balances (determined by bona fide written offer to purchase obtained by Bank from an independent third party). Company must notify Bank of its intention to purchase such Ineligible Accounts not later than ten (10) days after Company's receipt of Bank's notification. If Company does not purchase such Ineligible Accounts, then Bank can sell such Ineligible Accounts at a price and on terms no more favorable than those set forth in the above notice to Company, provided Bank shall sell only with a right of recall from the purchaser. The purchase and sale of such Ineligible Accounts shall be pursuant to the terms of the Additional Purchase Agreement (except for the price, which shall be determined as set forth in this Subsection (h)).

     (i) Upon request by Company from time to time, Bank shall provide to Company a written copy of the application information required by Bank for the opening of new Accounts. The application information required by Bank for the opening of new Accounts shall not, at any time, be substantially more burdensome than the information then required by at least two other banks or credit institutions that are major competitors of Bank in the business of private label credit cards (including, without limitation, GE Capital, Bank One, Citibank, Alliance Data Systems, and Household Retail).

     3.2 Payments by Company

     (a) Company will pay Bank such fees for services, forms or materials as set forth in Schedule A which is attached hereto and incorporated herein. Except as otherwise set forth herein, unless custom development is requested by Company, there shall be no further charges to Company for set up or conversion hereunder.

                                   ARTICLE IV

                                  MISCELLANEOUS

     4.1 Indemnification.

     (a) Indemnification by Company. Company shall be liable to and shall defend, indemnify and hold harmless Bank and its officers, employees and directors for, from and against any losses, damages, claims or complaints (including reasonable outside attorney's fees and disbursements) incurred by Bank or its respective officers, employees and directors arising out of:

     Any claim, complaint or setoff made by a Cardholder with respect to Card Sales or Credits submitted by Company pursuant to this Agreement;

     (ii) Anything wrongfully done or not done by Company in connection with the furnishing of any Authorized Goods purchased by Cardholders pursuant to this Agreement; and

     (iii) The death or injury to any person or the loss, destruction or damage to any property arising out of the furnishing by Company of any Authorized Goods purchased with the Card.

     (iv) Any claim or complaint of a third party in connection with the use of any Tradename or Trademark on the Card or in advertisements and promotions relating to the Card Plan.

     (b) Indemnification by Bank. Bank shall be liable to and shall defend, indemnify and hold harmless Company and its officers, employees and directors for, from and against any losses, damages, claims or complaints (including reasonable outside attorney's fees and disbursements) incurred by Company or its officers, employees and directors arising out of any claim or complaint by a Cardholder with respect to anything wrongfully done or not done by Bank in connection with such Cardholder's Account. Notwithstanding the foregoing, the indemnification by Bank shall not apply to any claim or complaint relating to Company's failure to resolve a billing inquiry or dispute with a Cardholder.

     Bank further agrees to defend, indemnify and hold Company, its officers, employees and directors harmless from and against any claims, demands, damages or assertions of liability of any kind or nature whatsoever, resulting from:

     (i) a breach of any of the terms, covenants, conditions or other provisions hereof or any action taken by Bank hereunder, and from and against any and all actions, suits, proceedings, assessments, settlements, judgments, costs and expenses, including legal fees, arising therefrom;

     (ii) the failure of any actions taken by Bank or any form, letter, notice, statement, or other material used by it in connection with the performance of its duties and obligations under this Agreement, to comply with the Federal  Consumer  Credit  Protections  Act and  Regulation  Z under Title I thereof, all applicable installment sales, billing error and credit discrimination statutes or laws (including any regulations, judicial decisions and/or official opinions relating thereto), any applicable statutes or laws regarding the issuance of credit cards and/or liability thereon for unauthorized use, applicable statutes or laws regarding the obtaining and/or use of credit reports and other information concerning individuals, any applicable statutes or laws regarding the collection of debts, or interest charged thereon, any applicable requirements relating to credits or credit balances, and all other applicable Federal, state and local statutes, laws, rules or regulations with respect to the administration of the Card Plan under this Agreement, including but not limited to, those relating to unfair, deceptive or unconscionable acts and practices, except to the extent that such noncompliance results from an act or acts of Company or Company's failure to act, as required by this Agreement; and

     (iii) the misfeasance, malfeasance or fraudulent acts of any employees or agents of Bank.

     The indemnity provisions under Section 4.1(b) hereof shall not apply and the provision of Section 4.1(a) hereunder shall control to the extent that any claims, demands, damages or assertions of liability are caused by the actions or inactions of Company, unless such action or inaction occurred by reason of the instructions of Bank or materials provided or specified by Bank.

     (c) Notice of Claim. In the event that Bank or Company shall receive any claim or demand or be subject to any suit or proceeding of which a claim may be made against the other under this Section 4.1, the indemnified party shall give prompt written notice thereof to the indemnifying party and the indemnifying party will be entitled to participate in the settlement or defense thereof and, if the indemnifying party elects, to take over and control the settlement or defense thereof with counsel satisfactory to the indemnified party. In any case, the indemnifying party and the indemnified party shall cooperate (at no cost to the indemnified party) in the settlement or defense of any such claim, demand, suit or proceeding.

     (d) Survival. The terms of this Section 4.1 shall survive the termination of the Agreement.

     4.2 Card Plan Promotion; Advertising and Service Marks.

     (a) Limited License. Company hereby authorizes Bank for purposes of this Agreement to use the Tradenames and Trademarks, whether or not registered, and any other proprietary designations, on the Card and in advertising and promoting the Card Plan, subject to Company's prior periodic reasonable review of the form of such use and to such reasonable specifications of Company to the extent such specifications are directly related to the legal maintenance of the Tradenames and Trademarks, if any. In addition, Company authorizes Bank and Bank's credit card processor to identify Company as a client in trade advertising and trade promotional material, including the use of Company's corporate name and representations of the credit card issued by Bank, provided however, that Company's name shall be used only in the context of a list of current representative clients of Bank and Bank's processor.

     (b) Promotion of the Card Plan. Company shall prominently display at each of its locations advertising and promotional materials relating to the Card Plan, including without limitation "take-one" applications for the Card. Further, to the extent Company displays other third party credit or charge card materials, it shall display the advertising and promotional materials relating to the Card Plan in a manner and with a frequency equal to or greater than that accorded any other third party credit or charge card. Company shall only use or display such materials in accordance with the Operating Regulations or in accordance with any specifications provided by Bank. Bank and Company shall cooperate in the development of advertising and display materials and such other operating forms and materials necessary to promote the Card and make Card Sales. All advertising copy relating to the Card Plan produced or used by Company must be presented to Bank in writing for its approval in advance of any use thereof and may not be used without having been so approved. Bank may charge Company and Company agrees to pay for credit applications and for any other materials and forms requested by Company. Any materials which refer to Bank shall not be used by Company following termination of this Agreement.

     (c) Cardholder Solicitation. Any solicitations of Company's customers or any other consumers by Bank during the term of this Agreement must be first mutually agreed to by Bank and Company but subject to Bank's credit analysis and determination. During the term of this Agreement, Cardholders' names and addresses shall be deemed the property of Bank. Company's customer names and addresses shall be deemed the property of Company. The names and addresses of Company's customer base may be used by Company for any purpose not prohibited under this Agreement. Cardholder information may be used by Bank for the maintenance of Accounts and operation of the Card Plan so long as Bank does not use such information in a manner that is anti-competitive and injurious to Company's retail business. After termination of this Agreement, in the event Company does not purchase all of Bank's outstanding Card receivables, Bank shall not be restricted in its use of Cardholder information, including, without limitation, conversion of the Accounts to another Bank program, except that Bank shall not sell Company's customer list to a direct competitor of Company unless such list is sold in conjunction with a sale of the outstanding Card receivables to that competitor. During the term of this Agreement, Bank cannot use, sell, transfer, or otherwise dispose of or permit third party access to or use of (with or without compensation to Bank)Cardholder information for any purpose (including Cardholder solicitations of any nature) without the prior written consent of Company.

     (d) Periodic Meetings. Company and Bank shall meet periodically and as necessary by mutual agreement to discuss the performance, operation and promotion of the Card Plan. At these meetings, Bank will discuss with Company, prior to implementation, any changes which Bank intends to make to the Cardholder Agreements that might affect the cost of the Card Plan to the Cardholder. After such discussions, any such changes to the Cardholder agreements which would increase the cost of the Card Plan to the Cardholder may only be made by Bank (i) if required by applicable law or regulation, or (ii) with Company's prior consent, such consent not to be unreasonably withheld, or
(iii) if a majority of Company's competitors which are major national women's apparel retailers and which issue private label cards (either proprietary or third party), are or have been offering similar terms to their cardholders. For purposes of this paragraph, the such competitors of Company means United Retail, Charming Shoppes, May Department Stores, Dillard Department Stores, Federated Department Stores, The Limited Inc., and Dayton-Hudson Department Stores.

     (e) Marketing Fund. Beginning on January 1, 1999, and on each January 1st thereafter during the Initial Term of this Agreement, Bank shall make available to Company an amount equal to at least [**] to be used during the next succeeding twelve-month period by Company and Bank for mutually agreed upon Card promotions. Amounts not spent or committed prior to December 31 of any such twelve-month period during the Term will not carry over to the next such period and will be retained by Bank. Amounts up to the aforesaid limit shall be paid directly by Bank or if, handled by Company, shall be promptly paid by Bank to Company, upon presentation by Company to Bank of invoices (no later than ninety
(90) days from the date of the invoice) for expenses (paid or to be paid) for such mutually agreed promotions, as if such amount were a Card Sale amounts under paragraph 2.7. Notwithstanding the foregoing, such annual promotional sum shall only be made available by Bank on each such January 1st if the outstanding balance of all Accounts on such date is greater than 90% of the outstanding balance of all Accounts measured as of February 1, 1999.

     4.3 Books and Records. Company shall retain an original copy of each Sales Slip and Credit Slip for one hundred 180 days following the date of the Card Sale and a microfilm or other copy thereof for a total of seven (7) years. Company will send to Bank the original or a legible copy of any Sales Slip, Credit Slip or any other record relating to this Agreement retained by Company within fifteen (15) Business Days of a request from Bank.

     4.4 Term and Termination.

     (a) Term. This Agreement shall become effective as of the Effective Date when executed by authorized officers of each of the parties and shall remain in effect (unless otherwise terminated as provided herein) through January 31, 2005 (the "Initial Term") and shall continue thereafter for additional two (2) year periods ("Subsequent Term(s)") unless either party provides written notice of termination at least one (1) year prior to the end of the Initial Term or Subsequent Term(s). The termination of this Agreement shall not affect the rights and obligations of the parties with respect to transactions and occurrences which take place prior to the effective date of termination, except as otherwise provided herein.

     (b) Termination. This Agreement may otherwise be terminated, in addition to the termination provisions contained in Sections 3.1(c), (d)(ii) and (f), and
Section 4.10, as follows:

     (i) by Bank or Company immediately upon notice to the other party in the event the other party shall for reasons of insolvency (a) elect to wind up or dissolve its operation or is wound up and dissolved, (b) make an assignment for the benefit of creditors, (c) file a voluntary petition in bankruptcy or for reorganization or is adjudicated as bankrupt or insolvent, or (d) have a liquidator or trustee appointed over its affairs and such appointment shall not have been terminated and discharged within 30 days thereof; or by Bank or Company upon 60 days prior written notice to the other party in the event that other party becomes insolvent or repeatedly fails to pay its debts as they become due or otherwise suffers a material adverse change in its financial condition (for purposes of this Agreement, a material adverse change in the party's financial condition shall mean but not be limited to a default in payment or some other failure to meet a debt obligation, either of which is of such a material nature that a lender could declare a default), and such condition shall not have been cured prior to the expiration of the 60 day notice period; or

     (ii) by Bank or Company upon 30 days prior written notice to the other in the event the other materially breaches its obligations hereunder provided that such termination shall be deemed ineffective if the breaching party cures its breach within the 30 day period; or

     (iii) by Bank upon 30 days prior written notice to Company in the event that Company closes or otherwise ceases operation in twenty percent (20%) or more of its retail locations (as such exist on the Effective Date) such that the aggregate of such closures or cessations materially impacts the Cardholder's use or the utility of their Accounts (provided, however, that if Company disposes of a division to a third party, Bank will not unreasonably object to entering into a Merchant Services Agreement with such third party and, if no such agreement is entered into, Bank may cause Company (or a third party designated by Company) to purchase that portion of the Accounts and outstanding receivables relating to that division under the purchase requirements in Section 4.4(c) herein); or

     (iv) by Company, upon six (6) months prior written notice to Bank, if during any three (3) consecutive month period Bank fails to comply (or fails to cause its designated processor to comply) with any two or more of the Standards; or

     (v) by Company, upon six (6) months prior written notice to Bank, if during any 12 consecutive month period Bank fails to comply (or fails to cause its designated processor to comply) with any two or more of the Standards (computed by measuring the average performance of each Standard over the entire twelve month period); or

     (vi) by Company, upon six (6) months prior written notice, if during the Initial Term of this Agreement, Bank is sued by or on behalf of one or more Cardholders and found by one or more courts of competent jurisdiction in a total of three separate lawsuits to have violated the provisions of the Federal Fair Debt Collection Practices Act (or a similar applicable state act).

     (vii) by Company, upon six (6) months prior written notice to Bank, if Bank fails to implement by the third anniversary date of the Effective Date, any of the processes or procedures required by Section 3.1(f).

     (viii) by Company, upon not less than six (6) months prior written notice to Bank, if Bank implements a new scoring model pursuant to Section 2.1(c), the prior testing or actual implementation of which reflects a 20% or greater reduction in application approval rates.


     (c) Purchase Requirement.

     (i) If any event arises that would be a basis for termination of this Agreement by Bank under Section 4.4(b)(ii) or (iii), Bank may, at its sole option, require Company, its successors and assigns, to purchase, or to cause its parent corporation, if any, to purchase from Bank or Bank's designee

(subject to the terms of any then current securitization agreements of Bank) all of the Assets to be Sold at a price equal to 102% of the Account Balances. In the event of any such required purchase, Bank's refund rights under Section 3.1(a) shall be as set forth on Schedule F.

     (ii) If any event arises that would be a basis for termination of this Agreement by Bank under Section 4.4(b)(i) or 4.10, Bank may, at its sole option, require Company, its successors and assigns to purchase, or to cause its parent corporation, if any, to purchase from Bank or Bank's designee (subject to the terms of any then current securitization agreements of Bank) all of the Assets to be Sold at a price equal to 100% of the Account Balances. In the event of any such required purchase, Bank's refund rights under Section 3.1(a) shall be as set forth on Schedule F.

     (iii) Notwithstanding any other provisions herein, if Bank (or its designee) is a party to any securitization agreement with respect to any receivables of the Accounts (comprising Assets to be Sold) at the time of any purchase thereof by Company (its successors, assigns, or parent company), then Bank (or its designee) shall be entitled to cause the sale and delivery of such particular receivables to be delayed to the extent reasonably necessary for it to remove the encumbrance of such securitization agreement, and Company (or such purchasing entity) shall not be required to pay the purchase price for such receivables until such time as such receivables are so delivered, all as further described in the Additional Purchase Agreement.

     (iv) Notwithstanding any other provision herein, if Company is required or permitted to purchase the Assets to be Sold under the terms hereof, then Company (or its designated purchaser of the Assets to be Sold) shall also have the right to purchase the Ineligible Accounts. The purchase price for the Ineligible Accounts shall be (at Bank's option) the greater of zero or the amount of any bona fide bid Bank receives therefor from an unaffiliated third party; provided, however, that if Bank elects to sell the Ineligible Accounts hereunder for more than zero, then Company (or its designated purchaser of the Assets to be Sold) may refuse to purchase the Ineligible Accounts.

     (d) Company's Purchase Option. If any event arises that would be a basis for termination of this Agreement by Company under Sections 3.1(c), 3.1(d)(ii), 3.1(f), 4.4(b)(i), (ii), (iv), (v), (vi) or (vii), or 4.10 (see Schedule F),
Company may, at its sole option, require Bank, its successors and assigns to sell or to cause its parent corporation, if any, to sell to Company or Company's designee (subject to the terms of any then current securitization agreements of Bank) all of the Assets to be Sold at a price equal to 100% of the Account Balances, pursuant to the terms of the Additional Purchase Agreement. The provisions of Section 4.4(c)(iii) and (iv) above shall also apply in the circumstances described in this Section 4.4(d). In the event of any such optional purchase, Bank's refund rights under Section 3.1(a) shall be as set forth on Schedule F.

     (e) Termination of Card Acceptance. Bank upon 30 days prior written notice to Company may elect to terminate the acceptance of the Card at a particular Company location if acceptance of the Card at such location is subject to high fraudulent activity, excessive Chargebacks or other course of business conduct that is materially injurious to the business relationship between Bank and Company, where Bank has provided 60 days prior written notice to Company of such activity or conduct and Company has not either (i) cured such within the 60 day period, or (ii) has not put in place within such period reasonable procedures where such will be cured within an additional 30 days. Termination of an individual Company location shall not affect this Agreement.

     (f) Duties Upon Termination. Upon termination of this Agreement, Company will promptly submit to Bank all Sales Data made through the date of termination. In the event Company purchases all of the outstanding Card receivables from Bank or Bank's designee, Company shall be entitled to receive from Bank the books and records relating to the Card Plan. In the event any notice of termination is given by Company or Bank pursuant to the terms of this Agreement, Bank agrees to maintain, until the effectiveness of the termination so noticed, a level of services which satisfies the Standards.

     (g) Reasonable Adjustments to Additional Purchase Agreement as to Designees, Etc. Bank and Company acknowledge that pursuant to the provisions of paragraph 4.4(c) of this Agreement, Bank may appoint a designee to be the seller of the Assets to be Sold under the Additional Purchase Agreement, and/or require the successors, assigns, or parent corporation (if any) of Company to be the purchaser thereunder. Bank and Company further acknowledge that pursuant to the provisions of paragraph 4.4(d) of this Agreement, Bank may appoint a designee to be the seller of the Assets to be Sold under the Additional Purchase Agreement, and/or Company may appoint a designee to be the purchaser thereunder.
Notwithstanding anything to the contrary contained herein, Bank and Company agree that if any such entity is appointed as seller or purchaser of the Assets to be Sold in accordance with paragraphs 4.4(c) or (d) hereof, then Bank and Company shall make such changes and revisions to the current form of the Additional Purchase Agreement attached as Schedule G hereto, as may be reasonably necessary (prior to the execution thereof) to insert and describe such other entity therein in such capacity, and to properly define and describe the Assets to be Sold, the Credit Card Business, and the other matters disclosed or covered by the provisions thereof.

     (h) Other Reasonable Adjustments to Additional Purchase Agreement. In addition to the foregoing paragraph 4.4 (g), regardless of whether or not any such appointment is made by Bank or Company, Bank and Company each agree that in the event a sale of the Assets to be Sold is to occur pursuant to the provisions of paragraphs 4.4(c) or (d) of this Agreement, then they shall each perform such other acts and deeds, and make such other revisions to the Additional Purchase Agreement, as may be reasonably necessary to effectuate an orderly sale and transfer of the Assets to be Sold in accordance with the overall intents, purposes, and economic terms of this Agreement and the Additional Purchase Agreement without materially or substantially changing the economic terms of the Additional Purchase Agreement.

     4.5 Status of the Parties. In performing their responsibilities pursuant to this Agreement, Bank and Company are in the position of independent contractors. This Agreement is not intended to create, nor does it create and shall not be construed to create, a relationship of partner or joint venturer or an association for profit between Bank and Company. Further, notwithstanding anything contained in this Agreement to the contrary, any third party designated by Company to obtain Authorization or perform data capture, remittance or Settlement functions hereunder shall be subject to the approval of Bank and shall be deemed to be the agent of Company for all such purposes and not the agent of Bank and Company shall be fully liable for the fees and actions of any such third party with respect to obtaining such Authorization or the performance of such functions.

     4.6 Force Majeure. Neither party to this Agreement shall be liable to the other (and this Agreement shall not be subject to termination) by reason of any failure in performance of this Agreement in accordance with its terms if such failure arises out of causes beyond the control and without the fault or negligence of such party. Such causes may include but are not limited to acts of God or of the public enemy, acts of civil or military authority, fires, strikes, unavailability of energy resources, delay in transportation, riots or war. In the event of any force majeure occurrence, the disabled party shall use its best efforts to meet its obligations as set forth in this Agreement. The disabled party shall promptly and in writing advise the other party if it is unable to perform due to a force majeure event, the expected duration of such inability to perform, and of any developments (or changes therein) that appear likely to affect the ability of that party to perform any of its obligations hereunder in whole or in part.

     4.7 Confidentiality. In performing its obligations pursuant to this Agreement, each party may have access to and receive certain confidential or proprietary information about the other party, including, but not limited to: such party's marketing philosophy and objectives, competitive advantages and disadvantages, Cardholder and customer names and addresses, financial results, technological development, store locations, sales volume(s), merchandise mix or other information of the business or affairs of each party, its parent company, or its affiliated and subsidiary companies, which that party reasonably considers confidential and/or proprietary (hereinafter collectively referred to as "Confidential Information"). Both parties agree that they will reveal such Confidential Information only to those of their directors, officers, or employees (or, with regard to Company, directors, officers or employees of any of its operating divisions/subsidiaries which accept or may consider accepting the Card, and, with regard to Bank, directors, officers, or employees of Bank, or its affiliates which are involved in the development of the Card program) who are engaged in the implementation of policies, programs or procedures with regard to the acceptance of the Card by Company. Each party agrees not to use such Confidential Information nor to disclose Confidential Information to any third party, except as may be necessary for that party to perform its obligations pursuant to this Agreement and except as may be agreed upon by the parties. If either should disclose Confidential Information to a third party, such party shall cause said third party to agree to the confidentiality provisions set forth in this paragraph 4.7.

     Confidential Information shall not include information in the public domain, information already known by the party receiving the information prior to commencing the discussions that led to this Agreement, and information lawfully obtained from a third party. The provisions of this Paragraph 4.7 shall survive the termination of this Agreement.

     4.8 Access to Cardholder List. Company may request from Bank the Cardholder names and addresses of Cardholders who use their Cards to purchase Authorized Goods. With respect to each such request, except when Company uses the Cardholder information only to sell or advertise any Authorized Goods, Bank shall charge and Company agrees to pay a fee in the amount set forth in Schedule

A. Except as specifically provided in the definition of Cardholder herein, during the term of this Agreement, any other use of such Cardholder information including, without limitation, the disclosure or sale of such information to third parties, is prohibited and is subject to the confidentiality provisions of Paragraph 4.7.

     4.9 Financial Information. At least annually, Company shall provide to Bank financial statements prepared by Company and audited by an independent public accounting firm in the form required to be presented in an Annual Report on Form 10-K (or its successor form) to the Securities and Exchange Commission. Company shall provide to Bank quarterly unaudited financial information for Catherines Stores Corporation for the previous quarter, in the form required to be presented in a Quarterly Report on Form 10-Q (or its successor form) to the Securities and Exchange Commission

     4.10 Assignability; Successors and Assigns. This Agreement and any of the rights, interests and obligations of either of the parties hereunder may be assigned to a parent, subsidiary, or affiliate of either party (including without limitation the Affiliates). Bank may assign this Agreement to a third party upon the sale of all or substantially all of its assets or stock to such third party, provided however that in the event Bank assigns this agreement to a party other than an affiliate or subsidiary of Bank, Company may terminate this Agreement upon at least 60 days prior written notice and shall have the option to purchase all of the outstanding Card receivables from Bank or Bank's designee in accordance with the terms Section 4.4(d) of this Agreement. This Agreement may not otherwise be assigned without the prior written consent of the non-assigning party, which consent shall not be unreasonably withheld or delayed. The rights and obligations of the parties hereto shall inure to the benefit of and shall be binding upon the successors and permitted assigns of each of them. Company shall notify Bank within 20 days after it or its parent corporation, if any, agrees to merge or be consolidated into or transfer all or substantially all of either of their respective assets to another entity. In such event if the new entity does not meet Bank's financial requirements (that the net worth of assignee be equal to or greater than Company's net worth as of the Effective Date) Bank may, within 30 days of its receipt of Company's notice, terminate this Agreement upon 60 days written notice to Company. Notwithstanding anything to the contrary herein, Company is entitled, at any time and from time to time, without the consent of or notice to Bank, to grant to any person or entity, as collateral security for the payment or performance of any present or future indebtedness, obligation, or liabilities of Company or any other person or entity, a security interest, collateral assignment, pledge, or other lien in, on, or with respect to any or all of Company's present or future rights (whether now existing or hereafter acquired) to receive payments of monies or funds from Bank (or its designee) under the terms of any prior Merchant Services Agreement or this Agreement (as modified or amended from time to time).

     4.11 Amendment. Except as otherwise provided herein, neither this Agreement nor any of its provisions shall be amended or modified except in writing executed by a duly authorized officer of each party.

     4.12 Severability. If any provision, or portion thereof, of this Agreement is held invalid, illegal, void or unenforceable by reason of any rule or law, administrative order, judicial decision or public policy, all other provisions of this Agreement shall nevertheless remain in full force and in effect.

     4.13 Entire Agreement. This Agreement, including the Operating Regulations and any exhibits and documents incorporated by reference, constitutes the entire Agreement between the parties in connection with the acceptance of the Card by Company and supersedes all prior agreements, negotiations and communications on such subject matter.

     4.14 Governing Law. This Agreement will be governed by and construed in accordance with the laws of the State of South Dakota.

     4.15 Applicable Law or Regulation. It is expressly understood that changes in the performance of either party's obligations under this Agreement necessitated by a change in interpretation by any federal or state court or regulatory agency of competent jurisdiction of any applicable federal or state statute or regulation will not constitute a breach of this Agreement.

     4.16 Waivers. Neither party shall be deemed to have waived any of its rights, powers or remedies under this Agreement unless such waiver is approved in writing by the waiving party.

     4.17 Notices. Whenever notice or demand under this Agreement is given to or made upon either party by the other party, such notice or demand shall be given in writing, either (i) by depositing it in the United States mail addressed to such party at its address as set forth below, with postage thereon prepaid, and any notice or demand so mailed shall be deemed to have been given at the time when it was mailed, or (ii) by courier, telecopier, or similar method, and such notice or demand shall be deemed to have been given when the telex, cablegram, writing, or other form of notice or demand is either personally delivered to the party or delivered to the address set forth below. Notwithstanding the foregoing, notice of intent to terminate this Agreement and notice of default shall be sent by certified or registered mail, return receipt requested.

If to Bank:                         Hurley State Bank
                                    811 East 10th Street
                                    Sioux Falls, South Dakota  57103
                                    Attn:   President

With a copy to:                     SPS Payment Systems, Inc.
                                    2500 Lake Cook Road
                                    Riverwoods, Illinois  60015
                                    Attn: General Counsel

If to Company:                      Catherines, Inc.
                                    3742 Lamar Avenue
                                    Memphis, Tennessee  38118
                                    Attn: Chief Financial Officer
With a copy to:                     Waring Cox PLC
                                    50 North Front Street
                                    Memphis, Tennessee  38103
                                    Attn: Sam D. Chafetz, Esq.

     EITHER PARTY MAY CHANGE THE ADDRESS TO WHICH NOTICE SHALL BE SENT BY GIVING WRITTEN NOTICE OF SUCH CHANGE TO THE OTHER PARTY IN THE MANNER PROVIDED HEREIN.

     4.18 Captions. The captions used in this Agreement have been inserted for convenience and for reference only and shall not be deemed to limit or define the text of this Agreement.

     4.19 Counterparts. This Agreement may be executed by the parties in separate counterparts, each of which shall constitute an original but all of which shall constitute one and the same Agreement.

     4.20 No Third Party Rights. Nothing in this Agreement shall create or be deemed to create any third party beneficiary rights in any Person not party to this Agreement.


     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first written above.


CATHERINES, INC.                                 HURLEY STATE BANK


By:________________________                      By:  _______________________

Title: _____________________                     Title: _____________________

                                   SCHEDULE A

                                      FEES


                                   ITEM AMOUNT

1. Credit cards and card carriers, in-store forms, including credit applications and sales and credit slips (Company shall have the right to supply the above in a form approved by Bank Cost Company's expense): plus 15% handling

2.   Each tape file or exception report of Cardholder names and addresses

                  12 per year free upon request.
                  Each request thereafter:                               $150

3.   System changes requested by Company: Cost

                                   SCHEDULE B
                                NETWORK SERVICES

                                   (ATTACHED)

                                   SCHEDULE C
                                    STANDARDS

     The following rules constitute the Standards. As of the date hereof, Bank's designated processor for fulfilling the Standards is SPS Payment Systems, Inc. ("SPS"):


OPERATING HOURS:

     SPS shall operate the following departments during the days and hours (E.S.T.) listed below. SPS shall extend these hours to accommodate Company when normal store hours are extended due to special sales events and seasonal sales events. A minimum of a 14 day advance written notice is required from Company to enable SPS to accommodate the change in normal operating hours. SPS will notify Company 30 days in advance if the operating hours or days are changed.

NEW ACCOUNTS:
         8 a.m. to Midnight, Monday through Saturday.  Sundays, 10 a.m. to
         Midnight
AUTHORIZATIONS:
         9 a.m. to Midnight, Monday through Saturday. Sundays, 11 a.m. to 9 p.m. CUSTOMER SERVICE:
         9 a.m. to 7 p.m., Monday through Friday
COLLECTIONS:
         8 a.m. to 9 p.m., Monday through Saturday

     The above departments hours and days of operation will be altered on the following holidays: New Years Eve and New Years Day, Christmas Eve and Christmas Day, and Thanksgiving Eve and Thanksgiving Day.

PERFORMANCE

Monthly average answering time for:

     New Accounts, except 11 A.M.- 2 P.M., shall not exceed: 30 Seconds New Accounts 11 A.M.-2.P.M. shall not exceed: 20 Seconds

     Authorizations, except 11 A.M. - 2 P.M., shall not exceed: 30 Seconds Authorizations, 11 A.M. - 2 P.M., shall not exceed : 30 Seconds Customer Service shall not exceed: 45 Seconds

     The monthly Abandon Call Rate shall not exceed: 4.5%

     The monthly average processing time* for new Accounts shall not exceed: 5 Minutes

     Network Availability shall equal or exceed: 98%

* New Application processing time will be 5 minutes for current processing. This will be 60 seconds for new processing

SPS shall use its existing systems to track and report the monthly performance of the above performance standards.

SYSTEMS

     The Voice Response Unit shall be available from 7 A.M. to Midnight (EST), 7 days a week. The Telephone System shall be available from 9 A.M. to Midnight
(EST), 7 days a week. A manual log of the "down time" of the above shall be maintained for Catherines review. This manual log will be kept to the best of SPS' knowledge.

     The Network shall be available 7 days a week during operating hours listed above in Operating Hours and Systems. The availability shall be 98% of the time. Reporting of Network Series 1 availability shall be provided to SPS by the network supplier.

PHONE AND WRITTEN INQUIRIES

     Phone and written inquiries to Customer Service shall be resolved in an average of 4 business days or less, from the day received. Inquiries which require Company to assist in resolving (such as ticket retrieval) are not included in this measurement. During periodic visits to the Operations Center an authorized representative of Company may survey Cardholder Accounts to measure the resolution rate of phone inquiries.

COLLECTIONS

     SPS will operate its collection activity in accordance with the Fair Debt Collection Act, or other legal requirements in effect.

     1. Full payment of Account Balance will not be demanded from the Cardholder as a routine collection procedure.

     2. Customers may be allowed to make arrangements as low as one months payment.

     3. With two consecutive minimum payments, a customer's Account will be brought current at least once in a 15 month period.

     4. Triad collection strategies will be reviewed in general terms with Company.

5. Customers will be given 5 days from promised payment date before a follow-up call is made, as a routine collection procedure.

     6. SPS will notify Company if collection calls are made on Sunday.

                                   SCHEDULE D
                                     REPORTS

                                   SCHEDULE E
                                 INQUIRY SCREEN

                                   SCHEDULE F
                               TERMINATION MATRIX



     Section                  Event General Summary               Purchase Price           Prorated Fee Refund
3.1(c)             Bank servicing moves from Gray                      100%                         No
3.1(d)( ii)        Bank customer satisfaction failure                  100                        Yes
3.1(f)             Bank failure to produce technology            See 4.4(b)(vii)            See 4.4(b)(vii)
4.4(b)(i)          Company insolvency, etc.                            102                         No
                   Bank insolvency, etc.                               100                         No
4.4(b)(ii)         Company breaches                                    102                        Yes
                   Bank breaches                                       100                         No
4.4(b)(iii)        Company closes 20% of stores                        102                        Yes
4.4(b)(iv)         Bank fails standards                                100                         No
4.4(b)(v)          Bank fails standards                                100                         No
4.4(b)(vi)         Bank loses lawsuits                                 100                         No
4.4(b)(vii)        Bank fails to implement                             100                       Yes
                   processes/procedures
4.4(b)(viii)       Scoring model change                                100                         No
4.10               Bank merges, etc.                                   100                         No
                   Company merges, etc.                                100                        Yes
------------------ -------------------------------------------- ----------------------------- ----------------

                                   SCHEDULE G
                          ADDITIONAL PURCHASE AGREEMENT