Form 10-Q
period 1999-07-31
CATHERINES STORES CORP
filed 1999-09-13
CIK 875194

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 1999 or

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

     As of September 1, 1999, there were 6,776,200 shares of Catherines Stores Corporation common stock outstanding.

                          CATHERINES STORES CORPORATION

                                    FORM 10-Q

                                  July 31, 1999

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

ITEM 1 - FINANCIAL STATEMENTS

CATHERINES STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


                                    Thirteen weeks ended                     Twenty-six weeks ended
                                    July 31,         August 1,         July 31,                  August 1,
                                    1999             1998              1999                      1998
                                    -------          ---------         --------                  ---------
Net sales                           $78,333,536      $74,826,611       $158,633,264              $151,279,005

Cost of sales,
including buying and
occupancy costs                     49,556,525        49,208,328        102,835,948               100,317,466
                                    ----------        ----------        -----------               -----------

Gross margin                        28,777,011        25,618,283         55,797,316                50,961,539

Selling, general and
administrative expenses             20,239,227        19,314,462         40,949,568                39,745,501

Amortization of
intangible assets                      249,523           275,072            502,714                   529,380
                                       -------           -------            -------                   -------

Operating income before
write-down of store
assets and store
closing costs                        8,288,261         6,028,749         14,345,034                10,686,658

Write-down of store
assets and store
closing costs                           22,659            11,099            237,132                   199,755
                                        ------            ------            -------                   -------

Operating income                     8,265,602         6,017,650         14,107,902                10,486,903

Interest and other, net                 91,552           154,139            194,923                   433,787
                                        ------           -------            -------                   -------

Income before
income taxes                         8,174,050         5,863,511         13,912,979                10,053,116

Provision for
income taxes                         3,273,000         2,405,000          5,565,000                 4,123,000
                                     ---------         ---------          ---------                 ---------

Net income                          $4,901,050        $3,458,511         $8,347,979                $5,930,116
                                    ==========        ==========         ==========                ==========


Net income per common
share                               $     0.71        $     0.48         $     1.19                 $    0.82
                                         =====             =====              =====                     =====

Net income per common share,
assuming dilution                   $     0.68         $    0.47          $    1.16                  $   0.80
                                         =====             =====              =====                     =====



The accompanying notes are an integral part of these consolidated financial statements.

CATHERINES STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                     July 31,        January 30,
                                                      1999              1999
                                                     -------          ---------
ASSETS
Current Assets:
Cash and cash equivalents                         $  15,134,573    $  11,561,223
Receivables                                           2,504,309        2,457,333
Merchandise inventory                                49,357,364       50,355,267
Prepaid expenses and other                            4,164,501        3,398,562
Deferred income taxes                                 4,203,000        4,203,000
                                                  -------------    -------------
Total current assets                                 75,363,747       71,975,385
                                                  -------------    -------------

Property and Equipment, at cost:
Land                                                    500,000          500,000
Buildings and leasehold improvements                 27,801,210       25,751,524
Fixtures and equipment                               34,980,774       31,910,633
Equipment under capital leases                       15,184,895       13,588,016
Improvements in process                                 346,439        2,644,496
                                                  -------------    -------------
                                                     78,813,318       74,394,669
Less accumulated depreciation
 and amortization                                   (43,125,219)    (39,410,261)
                                                  -------------    -------------
                                                     35,688,099       34,984,408
                                                  -------------    -------------
Other Assets and Deferred Charges,
 less accumulated amortization of
 $2,159,279 and $1,997,082                            1,977,995        2,290,022
Goodwill, less accumulated amortization
 of  $5,837,114 and $5,534,646                       21,397,405       21,871,164
                                                  -------------    -------------
                                                  $ 134,427,246    $ 131,120,979
                                                  =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                  $  21,862,409    $  22,310,110
Accrued expenses                                     19,577,140       19,347,208
Current maturities of long-term bank
 and other debt                                       1,853,413        1,816,119
                                                  -------------    -------------
Total current liabilities                            43,292,962       43,473,437
                                                  -------------    -------------

Long-Term Bank and Other Debt,
 less current maturities                              9,518,758        9,517,067
Deferred Income Taxes                                   378,000          378,000
Stockholders' Equity:
Preferred stock, $.01 par value, 1,000,000
 shares authorized, none issued and outstanding             --               --
 Common stock, $.01 par value, 50,000,000 shares
 authorized, 6,806,262 and 7,279,949 shares
 issued and outstanding                                  68,063           72,800
Additional paid-in capital                           41,666,996       46,525,187
Retained earnings                                    39,502,467       31,154,488
                                                  -------------    -------------
Total stockholders' equity                           81,237,526       77,752,475
                                                  -------------    -------------
                                                  $ 134,427,246    $ 131,120,979
                                                  =============    =============

The accompanying notes are an integral part of these consolidated balance sheets.

CATHERINES STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                Twenty-six weeks ended
                                           July 31, 1999     August 1, 1998
                                           -------------     --------------

Cash Flows from Operating Activities:
Net income                                 $  8,347,979    $  5,930,116
                                           ------------    ------------
Adjustments to reconcile net income to
 net cash provided by
 operating activities--
Depreciation and amortization                 4,442,897       4,514,293
Write-down of closed store assets               206,904            --
Change in reserve for store
 closing costs                                 (364,120)         29,869
Net change in current assets
 and liabilities                                171,492         653,893
Change in other noncash reserves                159,847         545,762
Change in other assets                          149,831         (71,147)
                                           ------------    ------------

Total adjustments                             4,766,851       5,672,670
                                           ------------    ------------

Net cash provided by
 operating activities                        13,114,830      11,602,786
                                           ------------    ------------

Cash Flows from Investing Activities:
Capital expenditures                         (3,644,457)     (2,366,131)
                                           ------------    ------------

Net cash used in investing activities        (3,644,457)     (2,366,131)
                                           ------------    ------------

Cash Flows from Financing Activities:
Sales of common stock                           423,723          99,139
Repurchases of common stock                  (5,286,651)           --
Proceeds from long-term bank
 and other debt                                    --         6,919,000
Principal payments of long-term bank
 and other debt                              (1,034,095)     (9,154,392)
                                           ------------    ------------

Net cash used in financing activities        (5,897,023)     (2,136,253)
                                           ------------    ------------

Net Increase in Cash and
 Cash Equivalents                             3,573,350       7,100,402
Cash and Cash Equivalents,
 beginning of period                         11,561,223       3,089,290
                                           ------------     -----------

Cash and Cash Equivalents, end of period   $ 15,134,573    $ 10,189,692
                                           ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                 CATHERINES STORES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) General

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of Catherines Stores Corporation ("Stores") and its wholly owned subsidiaries as of July 31, 1999, and January 30, 1999, the consolidated results of their operations for the thirteen and twenty-six weeks ended July 31, 1999, and August 1, 1998, and their cash flows for the twenty-six weeks ended July 31, 1999, and August 1, 1998. Stores and its subsidiaries are collectively referred to as the "Company". The results of operations for the thirteen and twenty-six week periods may not be indicative of the results for the entire year.

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

     (2)       Accounts Receivable

     The Company sells accounts receivable generated from its proprietary credit card to a third-party provider, without recourse. Under the agreement, the Company sells its receivables from in-house credit sales on a daily basis. In April 1999, the agreement was extended to January 2005. In addition, certain terms of the agreement were favorably amended. Also, as an incentive to extend the agreement, the third-party provider agreed to pay the Company an up-front cash payment. This amount will be amortized into income evenly over the life of the new agreement.


 (3) Statements of Cash Flows

     The changes in current assets and liabilities reflected in the statements of cash flows were as follows:

                                                       Twenty-six weeks ended
                                                       -----------------------
                                                    July 31,          August 1,
                                                     1999               1998
                                                    --------          ---------
Increase (decrease) in cash and
 cash equivalents-
Receivables                                      $   (60,822)       $    55,130
Merchandise inventory                                833,902          1,987,376
Prepaid expenses and other                          (765,939)           177,728
Accounts payable                                    (447,701)        (4,507,652)
Accrued expenses                                     612,052          2,941,311
                                                 -----------        -----------
Total                                            $   171,492        $   653,893
                                                 ===========        ===========

     Interest paid during the twenty-six weeks ended July 31, 1999, and August 1, 1998, was approximately $445,000 and $527,000, respectively. Interest expense is net of interest income of approximately $275,000 and $77,000 for the first six months of fiscal 1999 and 1998, respectively. Income taxes paid during the twenty-six weeks ended July 31, 1999, and August 1, 1998, were approximately $5,228,000 and $2,568,000, respectively.

 (4) Accrued Expenses

         Accrued expenses consisted of the following:

                                                      July 31,       January 30,
                                                       1999              1999
                                                      --------       ----------

Payroll and related benefits                       $ 3,964,482       $ 5,012,439
Taxes other than income taxes                        1,522,863         1,761,964
Rent and other related costs                         2,453,803         2,427,805
Deferred revenues                                    3,713,241         1,836,298
Reserve for customer awards                          1,203,975         1,513,900
Reserve for store closing costs                        746,225         1,110,345
Income taxes                                         1,308,881         1,000,333
Other                                                4,663,670         4,684,124
                                                   -----------       -----------
Total                                              $19,577,140       $19,347,208
                                                   ===========       ===========

(5) Long-Term Bank and Other Debt

         Long-term bank and other debt consisted of the following:

                                                   July 31,         January 30,
                                                     1999               1999
                                                   --------         ----------
Due to banks:
Mortgage note                                    $  6,737,342      $  6,784,599
Working capital notes                                    --                --
Other:
Capital lease and other obligations                 4,634,829         4,548,587
                                                   ----------        -----------
                                                   11,372,171        11,333,186
Less current maturities                            (1,853,413)       (1,816,119)
                                                 ------------      ------------
Total                                            $  9,518,758      $  9,517,067
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


     At July 31, 1999, the Company had approximately $21,000,000 available under its combined working capital and swing line facility. Outstanding letters of credit were approximately $7,000,000 at July 31, 1999. During the twenty-six weeks ended July 31, 1999, the Company entered into capital lease agreements for the purpose of obtaining computer equipment, at a cost of approximately $1,100,000.

 (6) Leases

     During the twenty-six weeks ended July 31, 1999, the Company entered, amended or extended leases for 51 stores, which increased future minimum rental payments by approximately $14,187,000 since January 30, 1999. Total future minimum rental payments under all noncancelable operating leases with initial or remaining lease terms of one year or more are approximately $75,025,000.

     Total rent expense for all operating leases was as follows:

                                                       Twenty-six weeks ended
                                                       ----------------------
                                                 July 31,             August 1,
                                                   1999                 1998
                                                 --------             --------

Minimum rentals                                 $10,524,924          $10,421,365
Contingent rentals                                  220,676              153,285
                                                -----------          -----------
Total                                           $10,745,600          $10,574,650
                                                ===========          ===========

(7) Net Income Per Common Share

     The reconciliation of net income per common share and net income per common share, assuming dilution, is as follows:

                                                                                                Net Income
                                                     Net Income                                    Per
                                                        Per                   Stock            Common Share,
                                                    Common Share             Options          Assuming Dilution
                                                    -------------            --------         ------------------
Twenty-six weeks ended July 31, 1999:
Net income                                           $8,347,979                  --              $8,347,979
Weighted average shares                               7,010,438               196,316             7,206,754
                                                     ----------                                  ----------
Per share amount                                     $     1.19                                  $     1.16
                                                     ==========                                  ==========

Twenty-six weeks ended August 1, 1998:
Net income                                           $5,930,116                  --              $5,930,116
Weighted average shares                               7,237,835               143,490             7,381,325
                                                     ----------                                  ----------
Per share amount                                     $     0.82                                  $     0.80
                                                     ==========                                  ==========

Thirteen weeks ended July 31, 1999:
Net income                                           $4,901,050                  --              $4,901,050
Weighted average shares                               6,914,409               258,167             7,172,576
                                                     ----------                                  ----------
Per share amount                                     $     0.71                                  $     0.68
                                                     ==========                                  ==========

Thirteen weeks ended August 1, 1998:
Net income                                           $3,458,511                  --              $3,458,511
Weighted average shares                               7,242,973               161,731             7,404,704
                                                     ----------                                  ----------
Per share amount                                     $     0.48                                  $     0.47

                                                     ==========                                  ==========

(8) Store Closing Costs

     In late fiscal 1997, the Company adopted a plan to close approximately 30 underperforming stores upon lease termination or settlement with the landlords. During fiscal 1998, 14 unprofitable stores were closed, including seven during the first half. In addition, based on financial performance evaluations, management added 10 stores to the store closing plan and removed 11 stores from the store closing plan, bringing the number of stores in the store closing plan to 15 at January 30, 1999. The Company closed six unprofitable stores during the first half of fiscal 1999.

     The Company has scheduled three additional stores for closing during the remainder of fiscal 1999. Terminations of the remaining stores' leases are still being negotiated with the landlords. Write-down of store assets and store closing costs were approximately $237,000 and $200,000 during the first half of 1999 and 1998, respectively.

(9)  Stockholders' Equity

The change in stockholders' equity was as follows:

                                                              Additional
                                            Common            Paid-In           Retained
                                            Stock             Capital           Earnings         Total
                                            ------            ----------        --------         ------

Balance at January 30, 1999                $72,800          $46,525,187       $31,154,488      $77,752,475
Net proceeds from the sale
 of 57,729 common shares                       577              423,146           ---              423,723
Repurchase of 531,416
 common shares                              (5,314)          (5,281,337)          ---           (5,286,651)
Net income                                     ---               ---            8,347,979        8,347,979
                                            ------            ---------         ---------        ---------
Balance July 31, 1999                      $68,063          $41,666,996       $39,502,467      $81,237,526
                                            ======          ===========       ===========      ===========

     The Company began a stock repurchase initiative in late January 1999. During the six months ended July 31, 1999, the Company repurchased and retired 531,416 shares of its outstanding common stock for approximately $9.95 per share. The Company has repurchased a total of 616,416 shares since inception of this initiative. Additionally, 48,126 common stock options have been exercised during the first half of 1999 and 9,603 common shares have been purchased through the employee stock purchase plan.

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

Overview

     The Company's net income for the thirteen week period ended July 31, 1999, was $4,901,000 compared to $3,459,000 in the thirteen week period ended August 1, 1998. Operating income margins were 10.6% for the second quarter of 1999 compared to 8.0% in 1998.

     Net income for the twenty-six week period ended July 31, 1999, was $8,348,000 compared to $5,930,000 in the twenty-six week period ended August 1, 1998. Operating income for the first half of 1999 increased 34.5% over the first half of 1998. Operating income margins were 8.9% for the first half of 1999 compared to 6.9% for the first half of 1998.

     The improvement in operating income margin over the prior year is attributable to improved sales and merchandise margins, leveraged buying and occupancy costs, savings generated from the amendment and extension of the contract with the Company's third party credit processor and a decrease in consulting fees, which were incurred in 1998 to re-engineer the merchandise planning and distribution functions.

Liquidity and Capital Resources

     The Company's cash provided by operations was $13,115,000 during the twenty-six weeks ended July 31, 1999, compared to cash provided by operations of $11,603,000 during the twenty-six weeks ended August 1, 1998. The increase in cash flow provided by operations is primarily attributable to an increase in net income. The Company's working capital was $32,100,000 at July 31, 1999, compared to $28,500,000 at January 30, 1999. The Company's internally generated cash flow financed its operating requirements, capital expenditures and debt service during the twenty-six week period ended July 31, 1999.

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

Capital Expenditures

     The Company incurred approximately $3,200,000 to open new stores and relocate, remodel or expand existing stores during the first half of 1999. The Company estimates that fiscal 1999 capital expenditures will be approximately $8,000,000 to $9,000,000 of which an estimated $7,200,000 will be used for the opening of 12 new locations and the remodeling, relocation and expansion of approximately 44 other locations. The remainder of capital expenditures are to upgrade existing computer systems, add additional software technology and to maintain existing facilities.

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

     At July 31, 1999, the Company had approximately $21,000,000 available under
its  combined  working  capital  and  swing  line  facility  and   approximately
$7,000,000 in outstanding letters of credit.

     The Company believes that its internally generated cash flow, together with borrowings under the bank credit agreement, will be adequate to finance the Company's operating requirements, debt repayments and capital needs during the foreseeable future.

Results of Operations

Thirteen Weeks Ended July 31, 1999, Compared to Thirteen Weeks Ended August 1, 1998

     Net sales in the second quarter of 1999 increased 4.7% to $78,334,000 from $74,827,000 in the second quarter of 1998. Comparable stores' sales increased 5.0%, primarily due to an increase in the number of saleschecks generated and the average number of units per salescheck. The average unit price declined slightly. During the second quarter, five stores were closed and two stores were opened, reducing the number of stores operated by the Company on July 31, 1999 to 433. At August 1, 1998, the Company operated 436 stores.

     Gross margin, after buying and occupancy costs, increased as a percentage of sales to 36.7% in the second quarter of 1999 from 34.2% in the second quarter of 1998. The increase is attributable to an increase in merchandise margin, which increased as a percentage of sales by 176 basis points. The increase in merchandise margin was driven primarily by a decrease in merchandise markdowns. Additionally, the Company leveraged its buying and occupancy costs as a result of increased sales. Buying and occupancy costs as a percentage of sales decreased by 74 basis points.

     Selling, general and administrative expenses increased to $20,239,000 in the second quarter of 1999 compared to $19,314,000 in the second quarter of 1998. As a percentage of sales, the selling, general and administrative expenses remained flat at 25.8%. The expense increase is primarily attributable to increased management bonuses, software modifications and freight to stores, offset by the income generated from the amended third-party credit agreement.

     In late fiscal 1997, the Company adopted a plan to close approximately 30 underperforming stores upon lease termination or settlement with the landlords. During fiscal 1998, 14 unprofitable stores were closed, including seven during the first half. In addition, based on financial performance evaluations, management added 10 stores to the store closing plan and removed 11 stores from the store closing plan, bringing the number of stores in the store closing plan to 15 at January 30, 1999.

     The Company closed five unprofitable stores during the second quarter of 1999, bringing the total number of stores closed in 1999 to six. The Company has scheduled three additional stores for closing during the remainder of fiscal 1999. Terminations of the remaining stores' leases are still being negotiated with the landlords. Write-down of store assets and store closing costs were approximately $23,000 and $11,000 during the second quarters of 1999 and 1998, respectively.

     Interest expense was approximately $92,000 in the second quarter of 1999 compared to $154,000 in the second quarter of 1998. The decrease is primarily attributable to an increase in interest income.

     Income taxes were provided at effective rates of 40.0% and 41.0% for the thirteen weeks ended July 31, 1999, and August 1, 1998, respectively. The statutory rate is affected primarily by non-deductible goodwill amortization and state income taxes.

     Net income for the second quarter of 1999 was $4,901,000 compared to $3,459,000 for the second quarter of 1998. Net income per common share, assuming dilution, ("Net income per common share") was $0.68 per share in the second quarter of 1999 and $0.47 per share in the second quarter of 1998.

Twenty-Six Weeks Ended July 31, 1999, Compared to Twenty-Six Weeks Ended August 1, 1998


     Net sales in the first half of 1999 increased 4.9% to $158,633,000 from $151,279,000 in the first half of 1998. Comparable stores' sales increased 5.5%, primarily due to an increase in the number of saleschecks generated and the average number of units per salescheck. The average unit price declined slightly. During the first six months of 1999, six stores were closed and seven stores were opened bringing the number of stores operated by the Company on July 31, 1999 to 433. At August 1, 1998, the Company operated 436 stores.

     Gross margin, after buying and occupancy costs, increased as a percentage of sales to 35.2% in the first half of 1999 from 33.7% in the first six months of 1998. The increase is attributable to an increase in merchandise margin, which increased as a percentage of sales by 101 basis points. The increase in merchandise margin was driven primarily by a decrease in merchandise markdowns. Additionally, the Company leveraged its buying and occupancy costs as a result of increased sales. Buying and occupancy costs as a percentage of sales decreased by 48 basis points.

     Selling, general and administrative expenses increased to $40,950,000 in the first six months of 1999 compared to $39,746,000 in the first six months of 1998. As a percentage of sales, the selling, general and administrative expenses decreased to 25.8% from 26.3% in the first six months of 1998. The expense increase is primarily attributable to increased management bonuses and employee benefits earned based on increased profits and increased freight to stores, offset by the income generated from the third-party credit agreement and consultant services incurred to re-engineer the merchandise assortment and planning and distribution functions in 1998.

     In late fiscal 1997, the Company adopted a plan to close approximately 30 underperforming stores upon lease termination or settlement with the landlords. During fiscal 1998, 14 unprofitable stores were closed, including seven during the first half. In addition, based on financial performance evaluations, management added 10 stores to the store closing plan and removed 11 stores from the store closing plan, bringing the number of stores in the store closing plan to 15 at January 30, 1999.

     The Company closed six unprofitable stores during the first half of 1999. The Company has scheduled three additional stores for closing during the remainder of fiscal 1999. Terminations of the remaining stores' leases are still being negotiated with the landlords. Write-down of store assets and store closing costs were approximately $237,000 and $200,000 during the first six months of 1999 and 1998, respectively.

     Interest expense was approximately $195,000 in the first six months of 1999 compared to $434,000 in the first six months of 1998. The decrease is primarily attributable to an increase in interest income.

     Income taxes were provided at an effective rate of 40.0% in the first six months of 1999 and 41% in 1998. The statutory rate is affected primarily by non-deductible goodwill amortization and state income taxes.

     Net income for the first six months of 1999 was $8,348,000 compared to $5,930,000 for the first six months of 1998. Net income per common share was $1.16 compared to $0.80 per share reported in the first six months of 1998.

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

     The Company has requested, from its key third-party providers, certifications of year 2000 compliance. The Company is developing plans to test the systems where the third-party responded as being compliant by December 31, 1999. Contingency plans to address unexpected year 2000 scenarios are currently being developed to address the material risks and uncertainties for those third-parties who either did not respond or who responded that they will not be compliant. The Company expects the majority of its information systems to be year 2000 compliant by 2000; however, no assurances can be given that the efforts by the Company and its third-parties will be successful. The Company does not currently estimate that the cost to remedy year 2000 noncompliant technologies will be significant.

PART 2 - OTHER INFORMATION

Item 1.   Legal Proceedings
            None

Item 2.   Changes in Securities and Use of Proceeds
            Not applicable

Item 3.   Defaults by the Company on its Senior Securities
            Not applicable

Item 4.   Submission of Matters to a Vote of Security Holder

     See Quarterly Report on Form 10-Q for the period ended May 1, 1999, for the results of the Company's Annual Meeting of Stockholders held on June 2, 1999.

Item 5.   Other Information
            Not applicable

Item 6.   Exhibits and Reports on Form 8-K
           (A) Exhibits:
              1.10.38 Second Amendment to Amended and Restated Credit Agreement
              2.27.1 Financial Data Schedule (for EDGAR filing only)
           (B) Reports on Form 8-K:
                None

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    SIGNATURES


                     September 1, 1999
                           (Date)           /s/ David C. Forell
                                            -------------------------
                                            David C. Forell,
                                            Executive Vice President,
                                            Chief Financial Officer

EXHIBIT 10.38

                                SECOND AMENDMENT
                                       TO
                      AMENDED AND RESTATED CREDIT AGREEMENT



     THIS SECOND AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT (the "Second Amendment") effective as of June 3, 1999, is made by and among CATHERINES, INC., a Delaware corporation (the "Company"), CATHERINES STORES CORPORATION, a Tennessee corporation (the "Parent"), CATHERINES OF PENNSYLVANIA, INC., a Tennessee corporation ("PA Co."), CATHERINES OF CALIFORNIA, INC., a California corporation ("RT Co."), CATHERINES PARTNERS, L.P., a Tennessee limited partnership ("Intex"), and FIRST AMERICAN NATIONAL BANK, a national banking association ("FANB"), individually and in its capacity as agent for the Banks, defined below (together with any of its successors in such capacity, the "Agent"), HIBERNIA NATIONAL BANK, a national banking association ("Hibernia") and BANK ONE, N.A., a national banking association ("Bank One"); (together with their successors, transferees and assigns from time to time parties hereto shall be referred to collectively as the "Banks" and each individually shall be referred to as a "Bank").

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

     L. As of January 12, 1999, the Credit Parties and the Banks executed a First Amendment to Amended and Restated Credit Agreement (the "First Amendment") (the First Amendment together with the Amended and Restated Credit Agreement being hereinafter collectively referred to as the "Amended and Restated Credit Agreement") whereby, among other things, the working capital loan facility was increased from $22,000,000 to $25,000,000.

     M. The Credit Parties have requested that the Banks make certain changes to the Amended and Restated Credit Agreement with respect to stock repurchase rights. The Banks consent to and approve the foregoing request of the Credit Parties, subject to the terms and conditions of this Second Amendment.


SECTION ONE: DEFINITIONS

     1.01 Definitions. All capitalized terms used but not defined herein shall have the meanings provided in the Amended and Restated Credit Agreement.


SECTION TWO: AMENDMENTS

     2.01 Amendment to Subsection 9.12. Subsection 9.12 to the Amended and Restated Credit Agreement is amended by deleting subsection 9.12 in its entirety and by substituting in lieu thereof the following:

     9.12 Limitation on Dividends/Stock Repurchase. Declare any cash dividends on any shares of any class of stock of the Credit Parties or make any payment on account of, or set apart assets for a sinking or other analogous fund for the purchase, redemption, retirement or other acquisition of any shares of any class of stock of the Credit Parties, whether now or hereafter outstanding, or make any other distribution in respect thereof, either directly or indirectly, whether in cash or property or in obligations of the Credit Parties, except that the Company or the Parent may declare dividends on any Class or series of stock of the Company or the Parent, and the Parent may repurchase up to the lesser of $6,500,000 or ten percent (10%) of its outstanding stock provided that, in either event, no Default or Event of Default exists and the Dividend Ratio for such Fiscal Year exceeds 1.05 to 1.0.

SECTION THREE: CONDITIONS PRECEDENT.

     3.01 Conditions to the Execution of the Second Amendment. The obligation of the Banks to enter into the Second Amendment shall be subject to the following conditions to the satisfaction of the Agent:

     (a) Second Amendment. Each Bank shall have received an original of the Second Amendment duly executed by a duly authorized officer of each of the Credit Parties.

     (b) No Default or Event of Default. No Default or Event of Default shall have occurred and be continuing on the date of the Second Amendment. No Event of Default (or condition which would constitute an Event of Default with the giving of notice, the lapse of time, or both) under material (in the reasonable opinion of the Company and the Agent) contracts of the Credit Parties such as, but not limited to, agreements with respect to capital stock, financing documents and lease agreements shall have occurred and be continuing on the date of the Second Amendment.

     (c) Representations and Warranties. The representations, warranties and disclosures made by the Credit Parties in the Amended and Restated Agreement, as amended by the Second Amendment, or in any Basic Document or made by any of the Credit Parties in any certificate, document or financial or other statement furnished in connection herewith or therewith, shall be true and correct in all material respects on and as of the date of the Second Amendment with the same effect as if made on such date.


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

     4.02 Entity Power; Authorization; Enforceable Obligations.

     (a) Each of the corporate Credit Parties has the corporate power and authority, and Intex has the partnership power and authority, to make, deliver and perform all of its respective obligations in connection with the Amended and Restated Credit Agreement as amended by the Second Amendment; each corporate Credit Party has taken all necessary corporate action, and Intex has taken all necessary partnership action, to authorize the execution, delivery and performance of the Second Amendment. No consent or authorization of, filing with, or other act by or in respect of, any other Person is required in connection with the execution, delivery or performance by each of the Credit Parties or the validity of or enforceability against each of the Credit Parties, of the Second Amendment (except such filings as are necessary in connection with perfection of the Liens created by such documents, which filings have been duly made and/or obtained and are in full force and effect). The Second Amendment has been duly executed and delivered on behalf of each such Credit Party. The Second Amendment constitutes a legal, valid and binding obligation of each Credit Party, enforceable against each such Credit Party in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency, moratorium or other similar laws affecting creditors' rights generally, and except as enforceability may be limited by general principles of equity (whether considered in a suit at law or in equity).

     4.03 No Legal Bar. The execution, delivery and performance by each of the Credit Parties of the Second Amendment do not and will not violate any Requirement of Law or any Contractual Obligation applicable to or binding upon the Credit Parties or any of their properties or assets, except where noncompliance would not have a material effect on the business, operations, property, assets or financial condition of the Credit Parties taken as a whole and will not result in the creation or imposition of any Lien on any such properties or assets pursuant to the provisions of any Requirement of Law or any Contractual Obligations other than the Lien of the Security Documents.

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

     5.01 Governing Law; No Third-Party Rights. THIS SECOND AMENDMENT AND THE RIGHTS AND DUTIES OF THE PARTIES UNDER THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TENNESSEE.

     5.02 Counterparts. This Second Amendment may be executed by one or more of the parties to this Second Amendment on any number of separate counterparts, and all of said counterparts taken together shall be deemed to constitute one and the same instrument.

     5.03 No Other Amendments. All other terms and provisions of the Amended and Restated Credit Agreement not modified or amended hereby shall remain in full force and effect.

     IN WITNESS WHEREOF, the parties have executed this Second Amendment to Amended and Restated Credit Agreement as of the day and year first above written.

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