Form 10-Q
period 1999-10-30
CATHERINES STORES CORP
filed 1999-12-09
CIK 875194

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 30, 1999 or

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

     As of December 3, 1999 there were 6,821,196 shares of Catherines Stores Corporation common stock outstanding.

                          CATHERINES STORES CORPORATION

                                    FORM 10-Q

                                October 30, 1999

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
                       CONSOLIDATED STATEMENTS OF INCOME



                                         Thirteen weeks ended         Thirty-nine weeks ended
                                     October 30,      October 31,    October 30,      October 31,
                                         1999             1998          1999             1998
                                         ----             ----          ----             ----
Net sales                            $ 75,572,432   $ 73,019,529   $234,205,696   $224,298,534

Cost of sales,
  including buying and
  occupancy costs                      50,978,959     50,134,942    153,814,907    150,452,408
                                     ------------   ------------   ------------   ------------

Gross margin                           24,593,473     22,884,587     80,390,789     73,846,126

Selling, general and
  administrative expenses              19,949,464     19,816,219     60,898,883     59,561,720

Amortization of
  intangible assets                       261,799        261,031        764,513        790,411
                                     ------------   ------------   ------------   ------------

Operating income before write-down
  of store assets and store
  closing costs                         4,382,210      2,807,337     18,727,393     13,493,995

Write-down of store assets
  and store closing costs                 118,843         67,608        356,123        267,363
                                     ------------   ------------   ------------   ------------

Operating income                        4,263,367      2,739,729     18,371,270     13,226,632

Interest and other, net                    64,387        158,335        259,310        592,122
                                     ------------   ------------   ------------   ------------

Income before
  income taxes                          4,198,980      2,581,394     18,111,960     12,634,510

Provision for
  income taxes                          1,588,000        949,000      7,153,000      5,072,000
                                     ------------   ------------   ------------   ------------

Net income                           $  2,610,980   $  1,632,394   $ 10,958,960   $  7,562,510
                                     ============   ============   ============   ============


Net income per
  common share                              $0.38          $0.23           $1.58         $1.04
                                            =====          =====           =====         =====

Net income per common share,
  assuming dilution                         $0.37          $0.22           $1.54         $1.02
                                            =====          =====           =====         =====

The accompanying notes are an integral part of these consolidated financial statements.


                 CATHERINES STORES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                                                October 30, 1999   January 30, 1999
                                                                                ----------------   ----------------
ASSETS
Current Assets:
Cash and cash equivalents                                                          $   9,936,086    $  11,561,223
Receivables                                                                            4,453,902        2,457,333
Merchandise inventory                                                                 60,326,219       50,355,267
Prepaid expenses and other                                                             3,966,682        3,398,562
Deferred income taxes                                                                  4,203,000        4,203,000
                                                                                   -------------    -------------
Total current assets                                                                  82,885,889       71,975,385
                                                                                   -------------    -------------

Property and Equipment, at cost:
  Land                                                                                   500,000          500,000
  Buildings and leasehold improvements                                                28,668,463       25,751,524
  Fixtures and equipment                                                              36,285,901       31,910,633
  Equipment under capital leases                                                      15,336,874       13,588,016
  Improvements in process                                                                518,391        2,644,496
                                                                                   -------------    -------------
                                                                                      81,309,629       74,394,669
Less accumulated depreciation
  and amortization                                                                   (45,213,629)     (39,410,261)
                                                                                   -------------    -------------
                                                                                      36,096,000       34,984,408
                                                                                   -------------    -------------
Other Assets and Deferred Charges,
  less accumulated amortization
  of $2,238,091 and $1,997,082                                                         1,929,311        2,290,022
Goodwill, less accumulated amortization
  of $6,000,980 and $5,534,646                                                        21,116,359       21,871,164
                                                                                   -------------    -------------
                                                                                   $ 142,027,559    $ 131,120,979
                                                                                   =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                                   $  26,740,828    $  22,310,110
Accrued expenses                                                                      20,389,976       19,347,208
Current maturities of long-term bank
and other debt                                                                         1,810,838        1,816,119
                                                                                   -------------    -------------
Total current liabilities                                                             48,941,642       43,473,437
                                                                                   -------------    -------------

Long-Term Bank and Other Debt,
  less current maturities                                                              9,175,077        9,517,067
Deferred Income Taxes                                                                    378,000          378,000
Stockholders' Equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized,
  none issued and outstanding                                                               --               --
Common stock, $.01 par value,
  50,000,000 shares authorized,
  6,794,133 and 7,279,949 shares
  issued and outstanding                                                                  67,942           72,800
Additional paid-in capital                                                            41,351,450       46,525,187
Retained earnings                                                                     42,113,448       31,154,488
                                                                                      ----------       ----------
Total stockholders' equity                                                            83,532,840       77,752,475
                                                                                      ----------       ----------
                                                                                    $142,027,559     $131,120,979
                                                                                    ============     ============

The accompanying notes are an integral part of these consolidated balance sheets.

                 CATHERINES STORES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Thirty-nine weeks ended
                                                 October 30,      October 31,
                                                     1999             1998
                                                     ----             ----
Cash Flows from Operating Activities:
 Net income                                      $ 10,958,960    $  7,562,510
                                                 ------------    ------------
Adjustments to reconcile net income to
 net cash provided by operating activities--
  Depreciation and amortization                     6,787,078       6,827,371
  Write-down of closed store assets                   359,905          47,067
  Change in reserve for store closing costs          (368,243)         27,249
  Net change in current assets and liabilities     (7,708,376)     (5,947,526)
  Change in other noncash reserves                  1,014,464       1,598,684
  Change in other assets                              198,423         (75,514)
                                                 ------------    ------------
Total adjustments                                     283,251       2,477,331
                                                 ------------    ------------

Net cash provided by operating activities          11,242,211      10,039,841
                                                 ------------    ------------

Cash Flows from Investing Activities:
 Capital expenditures                              (6,170,192)     (3,660,323)
                                                 ------------    ------------

Net cash used in investing activities              (6,170,192)     (3,660,323)
                                                 ------------    ------------

Cash Flows from Financing Activities:
 Sales of common stock                                581,786         129,885
 Repurchases of common stock                       (5,760,381)           --
 Proceeds from long-term bank
  and other debt                                         --         6,919,000
 Principal payments of long-term bank
  and other debt                                   (1,518,561)     (9,780,476)
                                                 ------------    ------------

Net cash used in financing activities              (6,697,156)     (2,731,591)
                                                 ------------    ------------

Net Increase in Cash and Cash Equivalents          (1,625,137)      3,647,927
Cash and Cash Equivalents, beginning of period     11,561,223       3,089,290
                                                 ------------    ------------

Cash and Cash Equivalents, end of period         $  9,936,086    $  6,737,217
                                                 ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                 CATHERINES STORES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  General

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of Catherines Stores Corporation ("Stores") and its wholly owned subsidiaries as of October 30, 1999 and January 30, 1999, the consolidated results of their operations for the thirteen and thirty-nine weeks ended October 30, 1999 and October 31, 1998 and their cash flows for the thirty-nine weeks ended October 30, 1999 and October 31, 1998. Stores and its subsidiaries are collectively referred to as the "Company". The results of operations for the thirteen and thirty-nine week periods may not be indicative of the results for the entire year.

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

(3)  Statements of Cash Flows

     The changes in current assets and liabilities reflected in the statements of cash flows were as follows:




                                      Thirty-nine weeks ended
                                    October 30,      October 31,
                                       1999              1998
                                       ----              ----
Increase (decrease) in cash and
 cash equivalents-
  Receivables                     $ (1,993,762)   $ (1,053,378)
  Merchandise inventory            (10,842,223)    (16,338,018)
  Prepaid expenses and other          (568,120)        528,476
  Accounts payable                   4,430,718       5,916,457
  Accrued expenses                   1,265,011       4,998,937
                                  ------------    ------------
Total                             $ (7,708,376)   $ (5,947,526)
                                  ============    ============

     Interest paid during the thirty-nine weeks ended October 30, 1999 and October 31, 1998 was approximately $660,000 and $746,000, respectively. Interest expense is net of interest income of approximately $437,000 and $149,000 for the first nine months of fiscal 1999 and 1998, respectively. Income taxes paid during the thirty-nine weeks ended October 30, 1999 and October 31, 1998 were approximately $7,429,000 and $3,902,000, respectively.

(4)  Accrued Expenses

         Accrued expenses consisted of the following:

                                    October 30,   January 30,
                                       1999          1999
                                       ----          ----
Payroll and related benefits      $ 4,554,689   $ 5,012,439
Taxes other than income taxes       1,670,353     1,761,964
Rent and other related costs        2,558,494     2,427,805
Deferred revenues                   3,811,277     1,836,298
Reserve for customer awards           725,000     1,513,900
Reserve for store closing costs       742,102     1,110,345
Income taxes                          781,120     1,000,333
Other                               5,546,941     4,684,124
                                  -----------   -----------
 Total                            $20,389,976   $19,347,208
                                  ===========   ===========

(5)  Long-Term Bank and Other Debt

         Long-term bank and other debt consisted of the following:

                                         October 30,      January 30,
                                            1999             1999
                                            ----             ----
Due to banks:
 Mortgage note                         $  6,664,634    $  6,784,599
 Working capital notes                         --              --

Other:
 Capital lease and other obligations      4,321,281       4,548,587
                                       ------------    ------------
                                         10,985,915      11,333,186
Less current maturities                  (1,810,838)     (1,816,119)
                                       ------------    ------------
 Total                                 $  9,175,077    $  9,517,067
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

     At October 30, 1999, the Company had approximately $22,900,000 available under its combined working capital and swing line facility. Outstanding letters of credit were approximately $5,100,000 at October 30, 1999. During the thirty-nine weeks ended October 30, 1999, the Company entered into capital lease agreements for the purpose of obtaining computer equipment, at a cost of approximately $1,200,000.

(6)  Leases

     During the thirty-nine weeks ended October 30, 1999, the Company entered, amended or extended leases for 64 stores, which increased future minimum rental payments by approximately $6,070,000 since January 30, 1999. Total future minimum rental payments under all noncancelable operating leases with initial or remaining lease terms of one year or more are approximately $77,433,000.

     Total rent expense for all operating leases was as follows:

                       Thirty-nine weeks ended
                      October 30,    October 31,
                         1999          1998
                         ----          ----
Minimum rentals      $15,777,242   $15,615,066
Contingent rentals       286,537       216,850
                     -----------   -----------
Total                $16,063,779   $15,831,916
                     ===========   ===========

(7)  Net Income Per Common Share

     The reconciliation of net income per common share and net income per common share, assuming dilution, is as follows:

                                                                                                 Net Income
                                                              Net                                Per
                                                              Income                             Common
                                                              Per                                Share,
                                                              Common            Stock            Assuming
                                                              Share             Options          Dilution
                                                              -----             -------          --------
Thirty-nine weeks ended October 30, 1999:
Net income                                                    $10,958,960           ---          $10,958,960
Weighted average shares                                         6,936,907       164,207            7,101,114
                                                                ---------                          ---------
Per share amount                                                    $1.58                              $1.54
                                                                    =====                              =====

Thirty-nine weeks ended October 31, 1998:
Net income                                                     $7,562,510           ---           $7,562,510
Weighted average shares                                         7,241,376       138,528            7,379,904
                                                                ---------                          ---------
Per share amount                                                    $1.04                              $1.02
                                                                    =====                              =====

Thirteen weeks ended October 30, 1999:
Net income                                                     $2,610,980           ---           $2,610,980
Weighted average shares                                         6,789,846       226,864            7,016,710
                                                                ---------                          ---------
Per share amount                                                    $0.38                              $0.37
                                                                    =====                              =====

Thirteen weeks ended October 31, 1998:
Net income                                                     $1,632,394           ---           $1,632,394
Weighted average shares                                         7,248,457       127,666            7,376,123
                                                                ---------                          ---------
Per share amount                                                    $0.23                              $0.22
                                                                    =====                              =====

(8)  Store Closing Costs

     In late fiscal 1997, the Company adopted a plan to close approximately 30 underperforming stores upon lease termination or settlement with the landlords. During fiscal 1998, 14 unprofitable stores were closed, including eight during the first nine months. In addition, based on financial performance evaluations, management added 10 stores to the store closing plan and removed 11 stores from the store closing plan, bringing the number of stores in the store closing plan to 15 at January 30, 1999. The Company closed seven unprofitable stores during the first nine months of fiscal 1999.

     The Company has scheduled three additional stores, not included in the plan, for closing during the remainder of fiscal 1999. Negotiations are continuing with landlords to terminate the leases of the eight stores remaining in the plan. Write-down of store assets and store closing costs were approximately $356,000 and $267,000 during the first nine months of 1999 and 1998, respectively.

(9)  Stockholders' Equity

     The change in stockholders' equity was as follows:

                          Additional
                              Common         Paid-In        Retained
                               Stock         Capital        Earnings          Total
                               -----         -------        --------          -----
Balance at
 January 30, 1999       $     72,800    $ 46,525,187    $ 31,154,488   $ 77,752,475
Net proceeds from the
 sale of 79,600
 common shares                   796         580,990            --          581,786
Repurchase of 565,416
 common shares                (5,654)     (5,754,727)           --       (5,760,381)
Net income                      --              --        10,958,960     10,958,960
                        ------------    ------------    ------------   ------------
Balance at
 October 30, 1999       $     67,942    $ 41,351,450    $ 42,113,448   $ 83,532,840
                        ============    ============    ============   ============


     The Company began a stock repurchase initiative in late January 1999. During the nine months ended October 30, 1999, the Company repurchased and retired 565,416 shares of its outstanding common stock for approximately $10.19 per share. The Company has repurchased a total of 650,416 shares since inception of this initiative. Additionally, 67,503 common stock options have been exercised during the first nine months of 1999 and 12,097 common shares have been purchased through the employee stock purchase plan.

(10) Subsequent Event

     Subsequent to quarter-end, the Company's Board of Directors approved a definitive merger agreement with Charming Shoppes, Incorporated ("Charming") whereby Charming will acquire all of the common stock of Catherines Stores Corporation ("Catherines") pursuant to a tender offer and merger. Charming has submitted a tender offer to Catherines' shareholders to purchase their stock for $21 per common share in cash. J.C. Bradford & Co., Catherines' financial advisor, has delivered its opinion to Catherines' Board of Directors that the offer is fair to Catherines' shareholders from a financial point of view. The initial offering period expires January 6, 2000, and, if ninety percent or more of the Company's outstanding shares are tendered, the transaction is anticipated to close shortly thereafter.

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

Overview

     The Company's net income for the thirteen week period ended October 30, 1999 was $2,611,000 compared to $1,632,000 in the thirteen week period ended October 31, 1998. Operating income margins were 5.6% for the third quarter of 1999 compared to 3.8% in 1998.

     Net income for the thirty-nine week period ended October 30, 1999 was $10,959,000 compared to $7,563,000 in the thirty-nine week period ended October 31, 1998. Operating income for the first nine months of 1999 increased 38.9% over the first nine months of 1998. Operating income margins were 7.8% for the first nine months of 1999 compared to 5.9% for the first nine months of 1998.

     The improvement in operating income margin over the prior year is attributable to improved sales and merchandise margins, leveraged buying and occupancy costs and savings generated from the amendment and extension of the contract with the Company's third party credit processor.

     Subsequent to quarter-end, the Company's Board of Directors approved a definitive merger agreement with Charming Shoppes, Incorporated ("Charming") whereby Charming will acquire all of the common stock of Catherines Stores Corporation ("Catherines") pursuant to a tender offer and merger. Charming has submitted a tender offer to Catherines' shareholders to purchase their stock for $21 per common share in cash. J.C. Bradford & Co., Catherines' financial advisor, has delivered its opinion to Catherines' Board of Directors that the offer is fair to Catherines' shareholders from a financial point of view. The initial offering period expires January 6, 2000, and, if ninety percent or more of the Company's outstanding shares are tendered, the transaction is anticipated to close shortly thereafter.

Liquidity and Capital Resources

     The Company's cash provided by operations was $11,242,000 during the thirty-nine weeks ended October 30, 1999, compared to cash provided by operations of $10,040,000 during the thirty-nine weeks ended October 31, 1998. The increase in cash flow provided by operations is primarily attributable to an increase in net income, offset by an increase in working capital. The Company's working capital was $33,900,000 at October 30, 1999 compared to $30,000,000 at October 31, 1998. The Company's internally generated cash flow financed its operating requirements, capital expenditures, debt service and stock repurchases during the thirty-nine week period ended October 30, 1999.

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

Capital Expenditures

     The Company incurred approximately $4,000,000 to open new stores and relocate, remodel or expand existing stores during the first nine months of 1999. An additional $1,000,000 was incurred on other store expenditures. The Company estimates that fiscal 1999 capital expenditures will be approximately $9,000,000 of which an estimated $7,000,000 will be used for the opening of 12 new locations and the remodeling, relocation and expansion of approximately 45 other locations. The remainder of capital expenditures are to upgrade existing computer systems, add additional software technology and to maintain existing facilities.

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

     At October 30, 1999, the Company had approximately $22,900,000 available under its combined working capital and swing line facility and approximately $5,100,000 in outstanding letters of credit.

     The Company believes that its internally generated cash flow, together with borrowings under the bank credit agreement, will be adequate to finance the Company's operating requirements, debt repayments and capital needs during the foreseeable future.



Results of Operations

Thirteen Weeks Ended October 30, 1999 Compared to Thirteen Weeks Ended October 31, 1998

     Net sales in the third quarter of 1999 increased 3.5% to $75,572,000 from $73,020,000 in the third quarter of 1998. Comparable stores' sales increased 3.8%, primarily due to an increase in the number of saleschecks generated and the average number of units per salescheck. The average unit price declined. During the third quarter, one store was closed and five stores were opened, bringing the number of stores operated by the Company on October 30, 1999 to
437. At October 31, 1998, the Company operated 438 stores.

     Gross margin, after buying and occupancy costs, increased as a percentage of sales to 32.5% from 31.3% in the third quarter of 1998. The increase is attributable to an increase in merchandise margin, which increased as a percentage of sales by 80 basis points. The increase in merchandise margin was driven primarily by an increase in merchandise markup. Additionally, the Company leveraged its buying and occupancy costs as a result of increased sales. Buying and occupancy costs as a percentage of sales decreased by 40 basis points.

     Selling, general and administrative expenses increased to $19,949,000 in the third quarter of 1999 compared to $19,816,000 in the third quarter of 1998. As a percentage of sales, the selling, general and administrative expenses decreased to 26.4% from 27.1% in 1998. The decrease is primarily attributable to the income generated from the amended third-party credit agreement.

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

     The Company closed one unprofitable store during the third quarter of 1999, bringing the total number of stores closed in 1999 to seven. The Company has scheduled three additional stores, not included in the plan, for closing during the remainder of fiscal 1999. Negotiations are continuing with landlords to terminate the leases of the eight stores remaining in the plan. Write-down of store assets and store closing costs were approximately $119,000 and $68,000 during the third quarters of 1999 and 1998, respectively.

     Net interest expense was approximately $64,000 in the third quarter of 1999 compared to $158,000 in the third quarter of 1998. The decrease is primarily attributable to an increase in interest income.

     Income taxes were provided at effective rates of 37.8% and 36.8% for the thirteen weeks ended October 30, 1999 and October 31, 1998, respectively. Third quarter tax rates reflect adjustments to bring the year-to-date effective tax rate equal to the expected annual tax rate. The statutory rate is affected primarily by non-deductible goodwill amortization and state income taxes.

     Net income for the third quarter of 1999 was $2,611,000 compared to $1,632,000 for the third quarter of 1998. Net income per common share, assuming dilution, ("Net income per common share") was $0.37 per share in the third quarter of 1999 and $0.22 per share in the third quarter of 1998.

Thirty-Nine Weeks Ended October 30, 1999 Compared to Thirty-Nine Weeks Ended October 31, 1998

     Net sales in the first nine months of 1999 increased 4.4% to $234,206,000 from $224,299,000 in the first nine months of 1998. Comparable stores' sales increased 5.0%, primarily due to an increase in the number of saleschecks generated and the average number of units per salescheck. The average unit price declined. During the first nine months of 1999, seven stores were closed and 12 stores were opened.

     Gross margin, after buying and occupancy costs, increased as a percentage of sales to 34.3% from 32.9% in the first nine months of 1998. The increase is attributable to an increase in merchandise margin, which increased as a percentage of sales by 100 basis points. The increase in merchandise margin was driven primarily by an increase in merchandise markup. Additionally, the Company leveraged its buying and occupancy costs as a result of increased sales. Buying and occupancy costs as a percentage of sales decreased by 40 basis points.

     Selling, general and administrative expenses increased to $60,899,000 in the first nine months of 1999 compared to $59,562,000 in the first nine months of 1998. As a percentage of sales, the selling, general and administrative expenses decreased to 26.0% from 26.6% in the first nine months of 1998. The decrease is primarily attributable to the income generated from the third-party credit agreement, offset slightly by increased freight to stores.

     In late fiscal 1997, the Company adopted a plan to close approximately 30 underperforming stores upon lease termination or settlement with the landlords. During fiscal 1998, 14 unprofitable stores were closed. In addition, based on financial performance evaluations, management added 10 stores to the store closing plan and removed 11 stores from the store closing plan, bringing the number of stores in the store closing plan to 15 at January 30, 1999.

     The Company closed seven unprofitable stores during the first nine months of 1999. The Company has scheduled three additional stores, not included in the plan, for closing during the remainder of fiscal 1999. Negotiations are continuing with landlords to terminate the leases of the eight stores remaining in the plan. Write-down of store assets and store closing costs were approximately $356,000 and $267,000 during the first nine months of 1999 and 1998, respectively.

     Net interest expense was approximately $259,000 in the first nine months of 1999 compared to $592,000 in the first nine months of 1998. The decrease is primarily attributable to an increase in interest income.

     Income taxes were provided at an effective rate of 39.5% in the first nine months of 1999 and 40.1% in 1998. The statutory rate is affected primarily by non-deductible goodwill amortization and state income taxes.

     Net income for the first nine months of 1999 was $10,959,000 compared to $7,563,000 for the first nine months of 1998. Net income per common share was $1.54 compared to $1.02 per share reported in the first nine months of 1998.

Year 2000 Compliance

     The year 2000 computer noncompliance occurs when a computer system cannot recognize dates stored with only a two digit year rather than a four digit year. The Company's risks are mitigated by the fact that the Company is a retailer of women's apparel and therefore does not rely on a single customer for a significant amount of sales. Similarly, the Company has over 300 active vendors from which they purchase merchandise, with no one vendor accounting for more than 3% of total annual purchases. However, the Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000.

     The majority of the Company's information systems are provided and serviced by outside vendors who have successfully completed testing the majority of those systems. Testing included changing the dates at the Company's point of sale registers as well as testing the home office mainframe and servers. Management currently believes that any other minor technological equipment, if not year 2000 compliant, will not have a material impact on the Company's business operations.

     The Company has requested, from its key third-party providers, certifications of year 2000 compliance. The Company has completed substantially all of the testing on the systems where the third-party responded as being compliant by December 31, 1999. Contingency plans to address unexpected year 2000 scenarios have been developed to address the material risks and uncertainties for those third-parties who either did not respond or who responded that they will not be compliant. The Company expects the majority of its information systems to be year 2000 compliant by 2000; however, no assurances can be given that the efforts by the Company and its third-parties will be successful. To date, the costs to remedy year 2000 technologies have not been significant and the Company does not currently estimate that the remaining costs to remedy year 2000 noncompliant technologies will be significant.

PART 2 - OTHER INFORMATION

Item 1.   Legal Proceedings
            None

Item 2.   Changes in the Rights of the Company's Security Holders
            Not applicable

Item 3.   Defaults by the Company on its Senior Securities
            Not applicable

Item 4.   Submission of Matters to a vote of Security Holder

     See Quarterly Report on Form 10-Q for the period ended May 1, 1999 for the results of the Company's Annual Meeting of Stockholders held on June 2, 1999.

Item 5.   Other Information
            Not applicable

Item 6.   Exhibits and Reports on Form 8-K
            (A) 27.1 Financial Data Schedule (for EDGAR filing only)
            (B) None

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIGNATURES


December 1, 1999                    /s/ David C. Forell
                                    --------------------
    (Date)                          David C. Forell,
                                    Executive Vice President,
                                    Chief Financial Officer